Form 10-K
period 2026-01-03
ADVANCE AUTO PARTS INC
filed 2026-02-13
CIK 1158449

8

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

1

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 12, 2025, the aggregate market value of common stock held by non-affiliates of the registrant was $1.9 billion, based on the last sales price on July 12, 2025, as reported by the New York Stock Exchange.

As of February 9, 2025, the number of shares of the registrant’s common stock outstanding was 60.1 million shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be held on May 20, 2026, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, future business and financial performance, revenue, earnings, cash flow, liquidity, restructuring and asset optimization plans, financial objectives, including with respect to the Company's reorganized debt capital structure, operational plans and objectives, capital expenditures, organizational changes, cost reductions, expectations for macroeconomic conditions, marketing strategies, inflation, impairments, consumer behavior and preferences, labor costs and availability, supply chain and merchandising strategies and effects, technology investments, effective tax rates, regulatory changes and impacts, anticipated impacts of tariffs and other trade barriers, compliance with debt covenants, statements about the status of, and capacity and utilization under, the Company’s supply chain financing arrangements and statements about the Company’s future credit ratings and outlook as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, risks relating to incurrence of indebtedness and increased leverage, risks relating to the Company's credit ratings or perceived creditworthiness, deterioration of general macroeconomic conditions, geopolitical factors, including increased tariffs and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain, implementation and operation of information and technology systems, and challenges with transforming and growing its business. Please refer to “Part I. Item 1A. Risk Factors” of this Annual Report for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I

Item 1. Business.

Unless the context otherwise requires, the “Company,” “Advance,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st each year. The Company’s fiscal year ended January 3, 2026 (“2025”) included fifty-three weeks of operations. The Company’s previous two fiscal years ended on December 28, 2024 (“2024”) and December 30, 2023 (“2023”), respectively, each included fifty-two weeks of operations.

Overview

Advance Auto Parts, Inc. and its subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers, as well as independently-owned operators. The Company’s stores offer a broad selection of brand names, original equipment manufacturer (“OEM”) and owned brand automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy-duty trucks. As of January 3, 2026, the Company operated 4,305 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of January 3, 2026, we served 809 independently owned Carquest branded stores across the same geographic locations served by our stores in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

The Company was founded in 1929 as Advance Stores Company, Incorporated, and operated as a retailer of general merchandise, including automotive parts, until the 1980s. During the 1980s, the Company began shifting its focus, specifically targeting the sale of automotive parts and accessories to DIY customers. The Company initiated the professional delivery program in 1996 and has served professional customers since 2000. The Company has grown significantly as a result of strategic acquisitions, new store openings and comparable store sales growth. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, the Company acquired General Parts International, Inc., a privately-held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for professional markets operating under the Carquest and Worldpac trade names.

In November 2024, the Company completed the sale of the Worldpac business for net proceeds of approximately $1.44 billion after transaction costs, the final working capital adjustment recorded in the fourth quarter of fiscal 2025 and excluding the impact of taxes. The transaction reflected a strategic shift in the Company’s business with increased focus on the Advance blended-box model. Refer to Note 19. Discontinued Operations, of the Notes to the Consolidated Financial Statements of this Annual Report for further details.

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. The 2024 Restructuring Plan is supplemental to other ongoing initiatives, such as our distribution network optimization initiatives, to simplify the Company's business and improve profitable growth and entails, among other items, certain store and independent location closures as well as headcount reductions and organizational design changes to align the Company’s workforce to the expected needs of the Company's business. The Company completed its store footprint optimization with all intended store and independent location closures under the 2024 Restructuring Plan during the first quarter of 2025. Refer to Note 3. Restructuring, of the Notes to the Consolidated Financial Statements of this Annual Report for further details.

During fiscal 2025, the Company continued executing its multi-year strategic plan to drive operational efficiencies, which focuses on merchandising excellence, supply chain transformation and store operations.

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During 2025, 39 stores were opened and 522 were closed, resulting in a total of 4,305 stores as of January 3, 2026 compared with a total of

4,788 stores as of December 28, 2024. During fiscal year 2025, the Company completed the footprint optimization portion of its 2024 Restructuring Plan.

The Company serves its professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. The Company believes it is better able to meet its customers’ needs by operating under two trade names, which are as follows:

Advance Auto Parts — The Company’s 4,066 Advance Auto Parts stores, inclusive of 255 hubs and 33 market hubs, as of January 3, 2026, are generally located in freestanding buildings across 44 U.S. states and two U.S. territories, with a focus on both professional and DIY customers. The average size of an Advance Auto Parts location (including stores, hubs and market hubs) is approximately 8,100 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles with product offerings of approximately 23,200 stock keeping units (“SKUs”), consisting of a custom mix of products based on each store’s market. Supplementing the Company’s stores’ inventory on-hand, less common SKUs are also available on a same-day or next-day basis from any of the larger hub stores or market hub locations.

Carquest — The Company’s 239 Carquest stores as of January 3, 2026, including 157 stores in Canada, are generally located in freestanding buildings with a primary focus on professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 6,600 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 19,100 SKUs. As of January 3, 2026, 809 independently-owned stores operated under the Carquest name.

The Company serves the stores primarily from its executive office in Raleigh, NC.

Company Products

The Company offers a comprehensive portfolio of replacement parts, maintenance items, accessories and tools to support the full lifecycle of vehicles. With an expansive footprint and a wide assortment of products, the Company believes it is well-positioned to meet a broad range of customer needs in a highly fragmented industry. The following table shows some of the types of products that the Company sells by major category:

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
Wiper blades

The Company provides customers with quality products that are often offered at a good, better or best recommendation, differentiated by price and quality. The Company accepts customer returns for many new, core and warranty products. Customer returns have historically been immaterial.

Customers

The Company’s professional customers primarily consist of customers for whom the Company delivers products to their places of business, including garages, service stations and auto dealerships. The Company’s professional sales represented approximately 50% of sales in each of fiscal years 2025, 2024 and 2023. The Company also serves 809 independently-owned Carquest stores with shipments directly from distribution centers. DIY customers are primarily served through the Company’s stores, but can also order online to pick up merchandise at a nearby store or have their purchases shipped directly to them. Except where prohibited, the Company also provides a variety of services at its stores free of charge to customers, including:

•
Battery and wiper installation;
•
Check engine light scanning;
•
Electrical system testing, including batteries, starters and alternators;
•
Oil and battery recycling; and
•
Loaner tool programs.

The Company also serves customers online at www.AdvanceAutoParts.com or on the Advance Mobile App. Professional customers can conveniently place their orders electronically, by phone, or in-store, and the Company delivers products to their places of business.

Supply Chain

The Company’s supply chain consists of a multi-echelon network of distribution centers, hubs and stores that enable the Company to provide same-day or next-day availability to customers. The Company is executing supply chain initiatives to drive efficiency, improve inventory availability and establish a scalable foundation to support merchandising precision and profitable growth. The redesign is intended to leverage current assets and operate fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. To achieve this plan, the Company is in the process of converting certain distribution centers and stores into market hubs, and opening new market hubs. In addition to providing replenishment to nearby stores, market hubs enhance retail operations through improved parts availability. As of January 3, 2026, the Company operated 19 distribution centers, including 3 in Canada, ranging in size from approximately 70,000 to 943,000 square feet with total square footage of approximately 7.2 million. In addition, the Company also has one distribution center dedicated to reclamations. As of January 3, 2026, the Company also operated 33 market hub locations.

Merchandise, Marketing and Advertising

In 2025, the Company purchased merchandise from over 730 vendors. The Company’s purchasing strategy involves negotiating agreements with vendors to purchase merchandise over a specified period, along with other provisions, such as pricing, rebates, volume, and payment terms.

The Company aims to carry a broad selection of high quality and reputable brand name automotive parts and accessories that the Company believes will appeal to professional customers and also generate DIY customer traffic. Some of the Company’s brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Meguiar’sTM, Mobil 1TM, Moog®, Monroe®, NGK®, Prestone®, Purolator® and Wagner®. In addition to these branded products, the Company stocks a wide selection of high-quality owned brand products with a goal of appealing to value-conscious customers, including our new oil and fluids brand, ARGOS®, launched in January 2026, designed to meet growing consumer demand for high-quality, affordable auto care products. Other categories of owned brand merchandise include batteries, brakes, chassis, ride control, engine management, filtration, chemicals and other parts under various owned brand names such as Carquest®, DieHard®, Driveworks® and Wearever®. For the DieHard® brand, the Company owns the right to sell batteries and to extend the DieHard® brand into other automotive and vehicular categories. The Company granted the seller an exclusive royalty-free, perpetual license to develop, market and sell DieHard® branded products in certain non-automotive categories.

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

Seasonality

The Company’s business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, the Company’s business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to cause automotive parts to fail at an accelerated rate which can lead to enhanced sales. The fourth quarter is generally the most volatile as weather and spending trade-offs typically influence professional and DIY sales.

Human Capital

As of January 3, 2026, the Company employed approximately 28,274 full-time team members and 25,733 part-time team members. The Company’s workforce consisted of 87.4% of team members employed in store-level operations, 8.5% in distribution centers and 4.1% in corporate offices. As of January 3, 2026, approximately 1.7% of team members were represented by labor unions.

Our human capital management strategy focuses on attracting, developing, and retaining the highest quality talent. We work to achieve these objectives by offering competitive compensation, comprehensive benefits, and opportunities for career growth and development.

Intellectual Property

The Company owns a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Advance Same Day®,” "ARGOS®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop®” and “TECH-NET Professional Auto Service®”, for use in connection with the automotive parts business. In addition, the Company owns and has registered a number of trademarks for its owned brands. The Company believes that these trade names, service marks and trademarks are important to the merchandising strategy. The Company does not know of any infringing uses that would materially affect the use of these trade names and trademarks and will actively defend and enforce them.

Competition

The Company operates in both the professional and DIY markets of the automotive aftermarket industry. The Company’s primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc. and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently-owned stores and (vi) automobile dealers that supply parts. The Company believes that chains of automotive parts stores that, like the Company, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution compared with independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in the business include brand recognition, customer service, product offerings, availability, quality, service with speed, price and store location.

Environmental and Other Regulatory Matters

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of the business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items and the ownership and operation of real property. The Company sells products containing hazardous materials as part of the business. In addition, customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto the properties. The Company currently provides collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at the majority of its stores as a service to its customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by team members, deposited onto pallets or into vendor supplied containers, and stored by the Company until collected by the third-party vendors for recycling or proper disposal. The terms of the contracts with third-party vendors require that they are in compliance with all applicable laws and regulations. The Company’s third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on the Company’s experience, the Company does not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

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

The Company is also subject to numerous regulations including those related to labor and employment, discrimination, anti-bribery/anti-corruption, false claims, product quality and safety standards, data privacy, taxes, workplace safety, consumer protection and trade compliance. Compliance with any such laws and regulations has not had a material adverse effect on the operations to date. For more information, see the following disclosures in Part I. Item 1A. Risk Factors, of this Annual Report.

Available Information

The Company’s internet address is www.AdvanceAutoParts.com. The Company’s website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2025. The Company makes available free of charge through the Investor Relations website located at ir.advanceautoparts.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

We routinely use our investor relations website, at ir.advanceautoparts.com, as a primary channel for disclosing key information to our investors. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts.

The references to our website addresses do not constitute incorporation by reference of the information contained on the websites, which should not be considered part of this Form 10-K.

Item 1A. Risk Factors.

One should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including without limitation, the Company’s consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, of this Annual Report. The occurrence of any of the following risks could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock.

Risks Related to the Company’s Operations and Strategy

If we are unable to successfully implement our business strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

The Company recently undertook a comprehensive strategic and operational review to improve its performance of its business and create long-term value. This review resulted in, among other things, narrowed business priorities and initiatives aimed at improving core performance in key areas. The Company has made and expects to continue to make significant investments to improve its business, including through its 2024 Restructuring Plan and initiatives across merchandising, supply chain and store operations. If the Company is unable to implement these and other initiatives efficiently and effectively, the Company’s business, financial condition, results of operations and cash flows could be adversely affected. The Company could also be adversely affected if it has not appropriately prioritized and balanced its initiatives or if the Company is unable to effectively manage change throughout the organization. Implementing strategic initiatives could disrupt or reduce the efficiency of the Company’s operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost than expected. These risks increase when significant changes are undertaken and when multiple projects with interdependencies and shared human resources are pursued simultaneously.

Restructuring our operations is a significant undertaking and introduces risk to the continuity and results of the Company's operations.

In November 2024, the Company announced the 2024 Restructuring Plan to restructure its operations to improve profitability and growth potential and streamline the Company's operations. As of the January 3, 2026, the closures anticipated in connection with that plan are complete and their associated costs have been incurred. However, the Company expects to incur approximately $30 million to $40 million of additional restructuring charges through fiscal 2026, primarily related to costs associated with closed stores for the termination and exit of certain leases. The terms, scope and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with other real estate owners, are uncertain. The Company’s expectations for charges to be incurred and cash to be expended in connection with the restructuring activities are based on a number of assumptions, and the Company may experience unanticipated consequences, such as higher than anticipated lease termination and facility closure costs, asset impairment or other unforeseen expenses related to the restructuring.

The implementation of the Company’s restructuring efforts, including the reduction of the Company’s facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of the Company’s organization; and the Company may not be able to support sustainable profitable growth following the Company’s restructuring actions. Failure to achieve or sustain the expected cost reductions and other benefits related to these restructuring initiatives could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

We are exposed to risks associated with past and potential divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions.

The Company sold its Worldpac business in fiscal year 2024. Divestitures are complex transactions involving inherent risks, including the potential for distractions of management from the core remaining business of the Company and the occurrence of events that may impact our ability to fully realize the anticipated benefits of the divestitures. Transactions of this nature carry risks associated with variation from expectations, including with respect to provision of transition services, customary final working capital settlements with the buyer and post-closing claims for liability. In January 2026, the Company and Worldpac agreed to a final net working capital adjustment that was $31 million in excess of the Company's original preliminary estimate of working capital, as defined in the agreement. see Note 19. Discontinued Operations, of the Notes to the Consolidated Financial Statements of this Annual Report. Accordingly, there is no guarantee that we will fully realize the anticipated benefits of the Worldpac divestiture.

If we are unable to adequately design, implement, operate and maintain various information and technology systems, our ability to conduct business could be negatively impacted.

The Company is dependent on information and technology systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. The Company is in the process of designing, implementing and updating various information and technology systems, including replacing older legacy systems with successor systems, maintaining or enhancing legacy systems that are not being replaced, cloud migration and introducing new systems or functionality, including artificial intelligence. These initiatives will require significant investment of human and financial resources, and the Company may experience significant delays or errors, increased costs and other difficulties with these projects. Deficiencies in the design or implementation or maintenance of our systems could lead to inaccuracy, loss or corruption of data, disruption to the Company’s business operations or reputational harm. Failure to appropriately prioritize the upgrading or replacement of various technologies and systems could increase risks associated with aging technological infrastructure, including disruptions to operations that could negatively impact sales or damage customer relationships. In addition, the Company is utilizing data analytics and piloting the use of advance technological applications to support various business initiatives. Any inability on our part to properly capture or interpret data may impair our ability to successfully execute our business plans.

Furthermore, the Company is currently using and intends to use innovative technologies, including artificial intelligence, in its business. If we are not successful in our development, use and/or deployment of such advanced technologies, or if our competitors adopt and deploy such innovative technologies faster or more effectively and/or possess advantages with such technologies and capabilities for consumer-facing platforms or for internal operations, this could adversely affect the Company's competitive position, business, financial condition, results of operations or cash flows. Use of innovative technologies carries inherent risk, and we intend to use artificial intelligence in connection with strategic business initiatives. Failures with respect to such use could result in us making important business decisions based on incorrect or biased information or assumptions, result in delays and increased costs or heighten our exposure to security risks. Furthermore, if our use of artificial intelligence becomes controversial or is inaccurate or ineffective, our reputation and competitive position could be adversely affected and we could be exposed to liabilities or regulatory scrutiny.

The efficacy of the Company’s supply chain is important to its business operations and ability to grow the Company’s business, and if the Company is unable to maintain adequate supply chain capacity or improve supply chain efficiency, it could adversely affect its business, financial condition and results of operations and cash flows.

The Company’s strategy to improve supply chain efficiency includes conversion of distribution centers and stores into a network of market hubs to create economies of scale and enhance service levels for our customers through improved parts availability. The Company’s store inventories are primarily replenished by shipments from its network of distribution centers and market hubs. If the Company is unable to maintain adequate capacity in its supply chain network, or improve the efficiency of its supply chain, through the implementation of its market hub strategy or otherwise, the Company may experience higher inventory costs, lower inventory availability, slower delivery speed and ultimately a lower ability to meet consumer product needs and channel preferences. The Company plans to further invest in its distribution center infrastructure to help ensure safety, reliability and efficiency across its operations, which will require capital investments. The Company is also working to improve product lifecycle management and address slower-moving inventory in its network. The Company’s investments in supply chain may not provide the anticipated benefits, and experiencing sub-optimal inventory levels, inventory availability or increases in its costs could adversely affect its business, financial condition, results of operations and cash flows.

An unstable global economic and geopolitical landscape increases uncertainty about key areas of doing business internationally and may have a negative impact on our business.

During fiscal 2025, new global trade tariffs were imposed on imports to the U.S., including tariffs on imports from various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. In response, several countries imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. Additionally, the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. Significant uncertainty continues to exist about the future economic and political relationship between the U.S. and other countries. The ultimate impact of tariffs on the Company’s business will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced, revised, or rescinded, to what extent other countries implement tariffs or other measures in response, and the overall magnitude and duration of these items. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets, or global trade, and may impact the Company’s product cost, pricing, or competitive conditions, disrupt supply chains, impact the broader macroeconomic environment and consumer sentiment or otherwise negatively impact the Company’s business, financial condition and results of operations.

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

The Company's ability to maintain its stores and open locations in desirable places will impact its competitive positioning and results of operations, and failure to properly invest in stores could adversely affect its business, financial condition, results of operations and cash flows.

The Company recently undertook the 2024 Restructuring Plan, pursuant to which it closed approximately 500 store locations and 200 independent store locations during the first quarter of 2025. Following the completion of the store footprint optimization portion of the 2024 Restructuring Plan, the Company had the highest or second highest market share by store count in approximately 75% of its markets. However, some of the Company's competitors are opening new stores at a significantly higher pace than the Company is currently opening new stores, threatening the Company's competitive position in certain markets. The Company intends to continue to open new stores in attractive markets as it improves its business. However, there is uncertainty about the profitability of newly opened locations, and newly opened stores may harm the profitability or comparable store sales of existing locations. The profitability of newly opened and existing locations’ will depend on the competition the Company faces as well as its ability to properly stock, market and price the products desired by customers in their markets. The actual number and format of any new locations to be opened and the success of the Company’s strategy will depend on a number of factors, including, among other things:

•
the availability of desirable locations;
•
the negotiation of acceptable lease or purchase terms for new locations;
•
the availability of financial resources, including access to capital at cost-effective interest rates;
•
the Company’s ability to expand its online offerings and sales; and
•
the Company’s ability to manage the expansion and to hire, train and retain qualified team members.

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

Even if the Company is successful in opening new stores in desirable locations and on favorable terms, and with maintaining its existing locations, competitive intrusion associated with competitors' deployment of more resources or faster pace of store opening may contribute to sales erosion or otherwise negatively impact the Company's business.

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

The Company depends on the services of many qualified executives and team members, whom the Company may not be able to attract, develop and retain.

The Company’s success, to a significant extent, depends on the continued engagement, services and experience of its team members. The Company’s ability to attract, develop and retain an adequate number of qualified team members depends on factors such as employee morale, the Company’s reputation, competition from other employers, availability of qualified personnel, its ability to offer competitive compensation and benefit packages and its ability to maintain a safe working environment. Failure to recruit or retain qualified team members may impact the Company’s ability to serve its customers, increase its costs and impair its efficiency and ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, impair the Company’s ability to execute, distract other team members from their key areas of focus or otherwise negatively impact the Company’s business and results. If the Company is unable to attract and retain personnel with expertise in the required areas, there may be disruptions in its financial processes and reporting, or higher likelihood of control deficiencies or future material weaknesses in internal control over financial reporting.

The Company operates in a competitive labor market and has been investing in key roles in its frontline organization, and there is a risk that increases in compensation could have an adverse effect on the Company’s profitability. Additionally, government regulated increases to employee hourly wage rates, along with the Company’s ability to implement corresponding adjustments within its labor model and wage rates, could have a negative impact on its profitability. Approximately 1.7% of the Company’s team members are represented by unions. If these team members, or if non-union team members, were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, the Company could experience a disruption in its operations and higher ongoing labor costs.

The Company has established policies and procedures to help maintain the privacy and security of its customers, suppliers, and team members, as well as the security and functioning of its technology (business information, computer systems, website and other online offerings). In the event of a security breach or other cyber security incident, the Company could experience adverse operational effects or interruptions and/or become subject to legal or regulatory proceedings, any of which could result in substantial costs and damage to its reputation in the marketplace. To date the Company is not aware that it has experienced a material cyber security incident.

The nature of the Company’s business requires it to receive, retain and transmit certain personal information ("PI") about its customers, suppliers and team members. Some of this PI is managed by or shared with third-party service providers. The Company uses contractual provisions and certain third-party risk management processes to protect such PI and other confidential information and to help ensure that technology functions remain operational.

Despite these efforts, a compromise of the Company’s data security systems or those of businesses or third-party vendors it interacts with is possible. This could result in information being obtained by unauthorized persons, adverse operational effects, interruptions or other failures that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company develops, maintains and updates processes and systems to help reduce the likelihood of an occurrence.

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

Despite the Company’s efforts, its security measures may be breached due to a cyber attack, computer malware viruses, exploitation of hardware and software vulnerabilities, team member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber attacks more difficult to detect, contain, and mitigate.

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

The Company may continue to make strategic acquisitions and enter into strategic relationships as an element of its strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause the Company’s growth and profitability to differ from its expectations. The success of these acquisitions and relationships depends on a number of factors, including but not limited to:

•
the Company’s ability to continue to identify and acquire suitable targets or strategic partners, or to acquire additional companies or enter into strategic relationships, at favorable prices and/or with favorable terms;
•
the Company’s ability to obtain the full benefits envisioned by strategic transactions or relationships;
•
the risk that management’s attention may be distracted;
•
the Company’s ability to attract and retain key personnel;
•
the Company’s ability to successfully integrate the operations and systems of the acquired companies, and to achieve the strategic, operational, financial or other anticipated synergies of the acquisition or other transaction or relationship;
•
the performance of the Company’s strategic partners;
•
significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term or at all;
•
additional operational risks, such as those associated with doing business internationally or expanding operations into new territories, geographies or channels, that may become applicable to the Company; and
•
loss contingencies that the Company may assume or become subject to, whether known or unknown, of acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

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

The Company is sometimes the subject of complaints or litigation, which may include class action litigation from customers, team members or others for various actions. From time to time, the Company is involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous products, real estate and product defects. The damages sought against the Company in some of these litigation proceedings are substantial. Although the Company maintains liability insurance for some litigation claims, if one or more of the claims were to greatly exceed the Company’s insurance coverage limits or if the Company’s insurance policies do not cover a claim, this could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. For instance, the Company is subject to a potential securities class action regarding past public disclosures (See Item 3. Legal Proceedings, of this Annual Report) and to numerous lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 14. Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Annual Report).

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

The Company is exposed to risks from hurricanes, tornadoes, winter storms, earthquakes, wildfires or other natural disasters, war or acts of terrorism, civil or geopolitical unrest, public health issues, epidemics or pandemics. These events or the threat of any of these incidents or others, may have a negative impact on the Company’s ability to obtain merchandise to sell in the Company’s stores, result in extended store closures and/or significant repair costs, impair customer demand, adversely impact team members health, safety and availability, or otherwise negatively impact the Company’s operations. Some of the Company’s merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if the Company cannot obtain such merchandise from other sources at similar costs and without an adverse delay, sales and profit margins may be negatively affected.

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
•
make it more difficult for us to satisfy our financial obligations; and
•
limit our ability to refinance our debt on terms as favorable as our existing debt or at all.

Furthermore, despite our current indebtedness levels, we may still incur significant additional indebtedness, which would increase the risks associated with our leverage. Although the indentures and asset-based loan revolving credit facility governing our indebtedness contain certain restrictive covenants, certain of such agreements restrict but do not completely prohibit us from incurring substantial additional indebtedness, including secured indebtedness, in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Any failure to comply with the restrictive covenants in our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including the outstanding notes, and have a material adverse effect on our liquidity and operations.

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
•
the economy, because as consumers reduce their discretionary spending by deferring vehicle maintenance or repair, sales may decline and as new car purchases increase, the number of cars requiring maintenance and repair may decrease;
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
•
the average duration of vehicle manufacturer warranties and average age of vehicles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers’ dealer networks using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past), while vehicles that are seven years old and older are generally no longer covered under manufacturers’ warranties and tend to need more maintenance and repair;
•
an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via other websites on the internet may decrease the need for customers to visit and purchase their aftermarket parts from the Company’s physical stores and may cause fewer customers to order aftermarket parts on the Company’s website;
•
technological advances, including the rate of adoption of electric vehicles, hybrid vehicles, ride sharing services, alternative modes of transportation, autonomously driven vehicles and future legislation related thereto, and the increase in the quality of vehicles manufactured, because vehicles that need less frequent maintenance or have lower part failure rates will require less frequent repairs using aftermarket parts and, in the case of electric and hybrid vehicles, do not require or require less frequent oil changes; and
•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that the Company’s professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

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

The sale of automotive parts, accessories and maintenance items is highly competitive and influenced by a number of factors, including name recognition, location, price, quality, product availability and customer relationships and service. The Company competes in both the professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of the Company’s competitors may have greater resources than the Company and otherwise possess advantages over the Company in certain markets the Company shares, including with respect to the level of marketing activities, number of stores, store locations, store layouts or technologies (including the use of generative AI), operating histories, name recognition or reputation, established customer bases, vendor relationships, distribution network, product availability, employee staffing or expertise, prices and product warranties. Internet-based retailers may possess cost advantages over the Company due to lower overhead costs, time and travel savings and ability to price competitively. In order to compete favorably, the Company may need to increase availability, change inventory assortment, change store layouts, technologies or assets (including the use of generative AI), increase delivery speeds, incur higher shipping costs, lower prices, invest further in employees, any of which could adversely impact the Company’s financial results. Consolidation among the Company’s competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom the Company competes.

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

For the portion of the Company’s inventory manufactured and/or sourced outside the United States, geopolitical changes, macroeconomic and inflationary changes, changes in trade regulations or tariff rates, currency fluctuations, work stoppages, labor strikes, unionizing activity, port delays, shipping disruptions, civil unrest, natural disasters, pandemics and other factors beyond the Company’s control may increase the cost of items the Company purchases, lead to lengthy delays in acquiring products or create shortages that could have a material adverse effect on the Company’s sales and profitability. In addition, unanticipated changes in consumer preferences or any unforeseen hurdles in meeting the Company’s customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine the Company’s business strategy.

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

Deterioration in macroeconomic conditions, inflationary pressures or an increase in fuel costs or proposed or additional tariffs may have a negative impact on the Company’s customers’ net worth, financial resources, disposable income or willingness or ability to pay for accessories, maintenance or repairs for their vehicles, resulting in lower sales. An increase in fuel costs may also reduce the overall number of miles driven by the Company’s customers, resulting in fewer parts failures and a reduced need for elective maintenance.

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

The Company’s level of indebtedness could restrict the Company’s operations and make it more difficult for it to satisfy its debt obligations. For example, the Company’s level of indebtedness could, among other things:

•
affect the Company’s liquidity by limiting the Company’s ability to obtain additional financing for working capital;
•
limit the Company’s ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;
•
require the Company to dedicate all or a substantial portion of the Company’s cash flow to service the Company’s debt, which would reduce funds available for other business purposes, such as capital expenditures, dividends or acquisitions;
•
limit the Company’s flexibility in planning for or reacting to changes in the markets in which the Company competes;
•
place the Company at a competitive disadvantage relative to the Company’s competitors who may have less indebtedness;
•
render the Company more vulnerable to general adverse economic and industry conditions; and
•
make it more difficult for the Company to satisfy the Company’s financial obligations.

The indentures governing the Company’s senior unsecured notes and credit agreement governing the Company’s credit facilities contain certain non-financial restrictive covenants and springing financial covenants. The Company’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of its debt, including such notes.

In addition, the Company’s overall credit rating may be negatively impacted by the Company’s performance, deteriorating and uncertain credit markets or other factors that may or may not be within the Company’s control. Outstanding amounts under the Company's ABL Facility would accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. A negative impact on the Company’s credit ratings may result in higher interest rates and interest expense on any borrowings under the Company’s ABL Facility and less favorable terms on the Company’s other operating and financing arrangements, including additional debt the Company may issue or incur in the future. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions, also referred to as paying agents, finance arrangements to the Company’s vendors based on the Company’s credit rating, which could result in increased working capital requirements.

The Company currently holds a significant amount of cash and cash equivalents. The Company currently earns a significant amount of interest income on such amounts. Macroeconomic conditions, inflationary pressures and decisions made by the federal reserve and other monetary authorities may influence interest rates, result in future decreases in interest rates and result in lower interest income earned. As the Company's current long-term debt outstanding accrues interest based on fixed rates, decreases in interest rates would not result in lower interest expense on our long-term debt.

Conditions and events in the global credit market could have a material adverse effect on the Company’s access to short- and long-term borrowings to finance the Company’s operations and the terms and cost of that debt. It is possible that one or more of the banks that provide the Company with financing under its asset-based revolving credit facility (the "ABL Facility") may fail to honor the terms of the Company’s ABL Facility or be financially unable to provide the unused credit as a result of significant deterioration in such bank’s financial condition. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The market price of the Company’s common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of the Company’s common stock may be subject to wide fluctuations based upon general economic and market conditions in addition to the Company’s public perception and performance. Downturns in the stock market may cause the price of the Company’s common stock to decline. The market price of the Company’s stock may also be affected by the Company’s ability to meet analysts’ expectations or financial guidance that the Company provides to the investment community. Inability to accurately forecast the Company’s operational and financial performance could increase volatility in the Company’s stock. Failure to meet expectations set by the Company or its analysts, even slightly, could have an adverse effect on the price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of the Company’s attention and resources, which could have an adverse effect on the Company’s business. For example, a potential securities class action regarding past public disclosures and a related derivative shareholder litigation suit have been filed against the Company following a period of significant decline in the Company’s stock price (See Item 3. Legal Proceedings, of this Annual Report).

The amount and frequency of the Company’s share repurchases and dividend payments may fluctuate.

The amount, timing and execution of the Company’s share repurchase program may fluctuate based on the Company’s priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment or repurchase of debt. Changes in operational results, cash flows, tax laws and the Company’s share price could also impact the Company’s share repurchase program and other capital activities. The Company’s ABL Facility contains restrictions on the Company’s ability to increase its dividend to shareholders. Share repurchases are generally permitted under the ABL Facility; however, under certain circumstances, the Company's ability to repurchase shares may be limited or restricted. Additionally, decisions to return capital to stockholders, including through the Company’s repurchase program or the issuance of dividends on the Company’s common stock, remain subject to determination of the Company’s Board of Directors that any such activity is in the best interests of the Company’s stockholders and is in compliance with all applicable laws and contractual obligations.

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

Cybersecurity is a component of the Company’s enterprise risk management ("ERM") framework and processes. The Company utilizes a range of capabilities to help identify and assess potential cyber threats and vulnerabilities, which feed into the development and regular updating of a risk mitigation plan to help manage the Company’s cybersecurity risk posture. The Company evaluates cyber security risks on an ongoing basis across several categories in terms of probability of the likelihood and magnitude of potential impact, using evaluation results to inform areas of focus and prioritization.

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

The Company’s cyber risk mitigation plan is reviewed on a quarterly cadence by a cross-functional Cyber Steering Committee, the managerial governing body that regularly reviews the top cyber risks to the Company and receives reports on progress on key cyber initiatives. The Company’s Chief Information Security Officer (“CISO”) leads the Cyber Steering Committee, which also includes individuals with experience identifying and managing enterprise risks, including the Company’s President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Executive Vice President and General Counsel and Corporate Secretary as well as individuals with technical expertise in information technology, data governance and cyber matters and/or experience in managing cyber incident responses, including the Company’s Chief Technology Officer, Senior Vice President, Information Technology Operations and Senior Vice President, Deputy General Counsel.

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

As of January 3, 2026, we are not aware of any instances of material cybersecurity incidents, including third-party incidents, that impacted the Company in the last three years.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate office and retail stores as of January 3, 2026:

		Square Footage (in thousands)
Stores and Properties	Location	Leased	Owned
Distribution Centers	16 locations in fifteen U.S. states and 3 locations in three Canadian provinces	2,838	4,374
Executive Office	Raleigh NC	245	—
Stores	4,148 stores in forty four U.S. states and two U.S. territories and 157 stores in six Canadian provinces	28,403	6,130

Item 3. Legal Proceedings.

Refer to discussion in Note 14. Commitments and Contingencies, of the Notes to the Consolidated Financial Statements of this Annual Report for information relating to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “AAP.”

As of February 9, 2026, there were 1,131 holders of record of common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

The following table sets forth information with respect to repurchases of the Company’s common stock for the fourth quarter ended January 3, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in millions) (2)
October 5, 2025 to November 1, 2025	103	$36.14	—	$947
November 2, 2025 to November 29, 2025	3,680	$51.45	—	$947
November 30, 2025 to January 3, 2026	3,601	$52.50	—	$947
Total	7,384	$51.75	—

(1) All repurchases reported in this table relate to the withholding of shares upon the vesting of restricted stock units to settle income tax liabilities (“net settlement”). The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.4 million, or an average price of $51.75 per share, during the thirteen weeks ended January 3, 2026.

(2) On February 8, 2022, the Board of Directors authorized an additional $1 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by the Board of Directors. Amendment No. 5 to the Company's 2021 Credit Agreement, which was terminated on August 12, 2025, and replaced by the ABL facility, generally prohibited open market share repurchases. Share repurchases are generally permitted under the Company's ABL facility, however, under certain circumstances, the Company's ability to repurchase shares may be restricted.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on the Company’s common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P’s Retail Index. The graph assumes that the value of an investment in the Company’s common stock was $100.00 on January 2, 2021, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

ADVANCE AUTO PARTS, INC., S&P 500 INDEX AND S&P RETAIL INDEX

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
1/2/2021
1/1/2022
12/31/2022
12/30/2023
12/28/2024
1/3/2026
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024	January 3, 2026
Advance Auto Parts	$100.00	$154.68	$98.22	$41.63	$30.60	$27.63
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$168.91	$196.57
S&P Retail Index	$100.00	$119.31	$78.41	$111.65	$151.26	$153.60

Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes that appear elsewhere in this Annual Report. The Company’s discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part I. Item 1A. Risk Factors” of this Annual Report. The discussion of the Company’s financial condition and changes in the Company’s results of operations, liquidity and capital resources for the fiscal year ended December 28, 2024 (“2024”) compared with the fiscal year ended December 30, 2023 (“2023”) has been omitted from this Form 10-K, but are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for 2024, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Amounts are presented in millions, except per share data, unless otherwise stated.

Management Overview

The Company's results from continuing operations for the fiscal year ended January 3, 2026 included the benefit of one additional week (the "53rd week") as compared to the fiscal year ended December 28, 2024, which contained 52 weeks. A high-level summary of the Company’s financial results and other highlights from 2025 includes:

•
Net sales from continuing operations during fiscal 2025 were $8.6 billion, a decrease of 5.4% compared with fiscal 2024, driven by lower sales as a result of store closures executed under the 2024 Restructuring Plan, partially offset by the impact of the 53rd week. Comparable store sales increased 0.8%.
•
Gross profit margin from continuing operations for fiscal 2025 was 43.4% of net sales, an increase of 592 basis points compared with fiscal 2024, primarily due to the adverse impact on gross profit margin in fiscal 2024 from inventory-related charges under the 2024 Restructuring Plan.
•
Operating loss from continuing operations for 2025 was $43 million, an improvement of $670 million as compared to fiscal 2024. As a percentage of net sales, operating loss was (0.5)%, an improvement of 734 basis points compared with fiscal 2024. This change was primarily attributable to lower restructuring and related expenses in fiscal 2025 compared to 2024, including inventory-related charges related to the 2024 Restructuring Plan.
•
Cash flows used in operating activities from continuing operations was $46 million during fiscal 2025, a decrease of 132.6% compared with fiscal 2024, primarily attributable to a reduction in our accounts payable and cash charges related to the 2024 Restructuring Plan.
•
Diluted earnings per share (“Diluted EPS”) from continuing operations resulted in earnings of $1.13 during 2025 compared with a loss of $9.80 in 2024.

Refer to “Results of Operations” and “Liquidity and Capital Resources” of this Annual Report for further details on the Company’s results.

Business and Risk Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. To achieve these improvements, the Company has undertaken planned strategic actions to help build a foundation for long-term success across the organization, which include:

•
Completion of the optimization of our U.S. asset footprint under the 2024 Restructuring Plan;
•
Issuance of $1.95 billion in Senior Unsecured Notes (as defined below) and redemption of the Company's 5.90% Senior Notes due March 9, 2026;
•
Termination of the Company's prior revolving credit facility (the "2021 Credit Agreement"), which was replaced by a new asset-based loan revolving credit facility (the "ABL Facility");
•
Performed an assessment and began initiatives to improve the productivity of all assets, including Company-owned stores and Carquest Independents;
•
Reducing costs to remain competitive while reinvesting in the frontline;

•
Making organizational changes to position the Company for success;
•
Consolidating the Company’s supply chain and converting distribution centers and stores to market hubs to create economies of scale, improve service and parts availability and optimize transportation routes; and
•
Finalization of the sale of Worldpac in fiscal 2024 and the subsequent finalization of customary working capital adjustments in January 2026.

In the third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. The vendor has secured short-term financing through a debtor-in-possession (“DIP”) loan, however, Chapter 11 proceedings carry inherent risks with respect to a company’s ability to continue operations and maintain adequate liquidity to satisfy current and future obligations. As a result of these events, the Company recorded a non-cash charge of $28 million to cost of sales in the third quarter of fiscal 2025, reflecting estimated future credit losses on certain vendor receivables due from the vendor. The estimate was developed utilizing a probability weighted cash-flow model adjusted for risks associated with credit risk deterioration for companies that enter Chapter 11 bankruptcy proceedings. The Company may continue to source some products from the vendor, but such purchases are not material to the Company.

In early fiscal 2025, new global trade tariffs were imposed on imports to the U.S., including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. Since the initial announcement in the first quarter of fiscal 2025, various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. In response to the tariffs, certain of our suppliers have increased prices. However, the impact of such increases to-date has not been material to the Company’s business, financial condition and results of operations, in-part as a result of certain price increases being passed-through to our customers.

On November 1, 2024, the Company completed the sale of the Worldpac business for net proceeds of approximately $1.44 billion (excluding the impact of taxes) after transaction costs and application of the final working capital adjustment recorded in the fourth quarter of fiscal 2025. On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan which is designed to improve the Company’s profitability and growth potential and streamline its operations. This plan is supplemental to other ongoing initiatives to simplify the Company's business and improve profitable growth and included, among other items, certain store and independent location closures, streamlining product assortment and headcount reductions and organizational design changes to align the Company’s workforce to the expected needs of the Company's business. The Company is also pursuing efficiencies in procurement, pricing and professional and outside services, in addition to operational efficiencies. Refer to "Liquidity and Capital Resources" herein and Note 3. Restructuring, of the Notes to the Consolidated Financial Statements of this Annual Report for further details.

Industry Update

Operating within the automotive aftermarket industry, the Company is influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. In addition to the “Business and Risk Update” section included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, these factors include, but are not limited to:

•
Inflationary pressures, including logistics and labor
•
Global trade tariffs
•
Global supply chain disruptions
•
Cost of fuel
•
Miles driven
•
Unemployment rates
•
Interest rates
•
Consumer confidence and purchasing power
•
Competition
•
Changes in new car sales
•
Economic and geopolitical uncertainty
•
Increased foreign currency exchange volatility

While these factors tend to fluctuate, the Company remains confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of the Company’s operating data from continuing operations expressed as a percentage of net sales for the periods indicated:

	Year Ended
($ in millions)	January 3, 2026		December 28, 2024		Change(1)	Basis Points
Net sales	$8,601	100.0%	$9,094	100.0%	$(493)	—
Cost of sales(2)	4,868	56.6	5,685	62.5	817	(592)
Gross profit	3,733	43.4	3,409	37.5	324	592
Selling, general and administrative expenses, exclusive of restructuring and related expenses	3,572	41.5	3,813	41.9	241	(40)
Restructuring and related expenses	204	2.4	309	3.4	105	(103)
Selling, general and administrative expenses	3,776	43.9	4,122	45.3	346	(142)
Operating loss	(43)	(0.5)	(713)	(7.8)	670	734
Interest expense	(139)	(1.6)	(81)	(0.9)	(58)	(73)
Other income, net	91	1.1	26	0.3	65	77
Income tax benefit	(159)	(1.8)	(181)	(2.0)	(22)	14
Net income (loss)	$68	0.8%	$(587)	(6.5)%	$655	725

(1) Represents favorable (unfavorable) year over year change

(2) Cost of sales in fiscal 2024 includes $431 million of inventory-related charges attributable to the location closures and streamlining product assortment resulting from the 2024 Restructuring Plan.

Note: Table amounts may not foot due to rounding.

Net Sales

For the fifty-three weeks ended January 3, 2026, net sales decreased 5.4% and comparable store sales increased 0.8% compared with the fifty-two weeks ended December 28, 2024. The decline in net sales as compared with the prior period, was due to lower sales as a result of store closures executed under the 2024 Restructuring Plan, partially offset by the impact of the 53rd week.

Comparable store sales for the fourth quarter and year ended January 3, 2026 excludes net sales for the 53rd week. For example, our comparable sales results for 2025 compares weeks 1 through 52 in fiscal 2025, to the 52-week period reported for fiscal 2024. The Company calculates comparable store sales based on the change in store sales starting once a location has been open for approximately one year and by including e-commerce sales and excluding sales fulfilled by distribution centers to independently owned Carquest locations. The Company includes sales from relocated stores in comparable store sales from the original date of opening. Closed stores are not included in the comparable store sales calculation. Comparable store sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Gross Profit

For the fifty-three weeks ended January 3, 2026, and the fifty-two weeks ended December 28, 2024, gross profit was $3.7 billion, or 43.4% of net sales, and $3.4 billion or 37.5% of net sales, respectively. The increase in gross profit as a percentage of net sales compared to the fifty-two weeks prior comparative period was due to $431 million of inventory-related charges and liquidation sales associated with the 2024 Restructuring Plan, which negatively impacted the comparative period, as well as more favorable product margins in fiscal 2025, driven by strategic sourcing and pricing initiatives and lower supply chain and other related costs. This was partially offset by lower-margin liquidation sales associated with the 2024 Restructuring Plan in the first quarter of fiscal 2025 and a $28 million non-cash charge for expected future credit losses related to vendor receivables due from a vendor that filed petitions for Chapter 11 bankruptcy protection on September 28 2025. Total gross profit dollars were also impacted year-over-year as a result of store closures during the year under our 2024 Restructuring Plan offset by favorability from the 53rd week.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the fifty-three weeks ended January 3, 2026, selling, general and administrative ("SG&A") expenses, exclusive of restructuring and related expenses, were $3.6 billion, or 41.5% of net sales, compared with $3.8 billion, or 41.9% of net sales, for the fifty-two weeks ended December 28, 2024. Overall SG&A expenses decreased for the fifty-three weeks ended January 3, 2026, as compared to the fifty-two weeks ended December 28, 2024, as a result of store closures executed under the 2024 Restructuring Plan reducing overhead and operating costs, offset by higher medical, insurance and marketing costs. SG&A expenses as a percentage of net sales for the fifty-two weeks ended December 28, 2024, benefited from a net gain on asset sales, see Note 9. Leases and Other Commitments, of the Notes to the Consolidated Financial Statements in this Annual Report.

Restructuring and Related Expenses

For the fifty-three weeks ended January 3, 2026, restructuring and related expenses were $204 million or 2.4% of net sales, compared to $309 million, or 3.4% of net sales, for the fifty-two weeks ended December 28, 2024. The decrease in expenses as compared to the same period in fiscal 2024, relates to the timing of the Company's 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024. The expenses principally relate to lease terminations, professional services, severance and termination costs and other exit costs. The Company estimates that it will incur additional expenses of approximately $30 million to $40 million through fiscal 2026, substantially all of which is expected to be cash expenses, primarily composed of lease and termination costs associated with closed stores and distribution center leases. See Note 3. Restructuring, of the Notes to the Consolidated Financial Statements of this Annual Report.

Interest Expense

For the fifty-three weeks ended January 3, 2026, interest expense increased as compared to the fifty-two weeks ended December 28, 2024, due to an increase in the principal amount of interest bearing long-term debt in the third quarter of fiscal 2025. For further information see Note 7. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements and Liquidity and Capital Resources of this Annual Report.

Other Income, net

For the fifty-three weeks ended January 3, 2026, other income, net increased as compared to the fifty-two weeks ended December 28, 2024, due to higher interest income earned from higher cash and cash equivalent balances held, driven by the proceeds received from the sale of the Worldpac business in the fourth quarter of fiscal 2024 and the issuance of $1.95 billion in

Senior Unsecured Notes with net proceeds of $1.6 billion, after the redemption of the Company’s 5.90% Senior Notes due March 2026, in the third quarter of fiscal 2025. Other income, net also includes $9 million of recognized losses on extinguishments of debt and income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024. TSA Services and related income are expected to be negligible for fiscal 2026.

Provision for Income Taxes

For the fifty-three weeks ended January 3, 2026, the Company's provision for income taxes was a benefit of $159 million compared with a benefit of $181 million for the fifty-two weeks ended December 28, 2024. The decrease in tax benefit for the fifty-three weeks ended January 3, 2026, was a result of a decrease in the loss before taxes from continuing operations, partially offset by a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million, related to an internal legal entity restructuring event completed in the fiscal year treated as a taxable stock disposition for U.S. federal income tax purposes. As a result, the Company recognized a capital loss deduction which was utilized against capital gain income. See Note 13. Income Taxes, of the Notes to the Consolidated Financial Statements of this Annual Report.

Discontinued Operations

For the fifty-three weeks ended January 3, 2026, the Company recorded a loss of $24 million, net of taxes from discontinued operations, reflecting an adjustment to the previously recognized gain on divesture of Worldpac in fiscal 2024 after finalizing customary working capital adjustments.

Reconciliation of Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes certain financial measures not derived in accordance with GAAP. Non-GAAP financial measures, including Adjusted Operating income, Adjusted Net income (loss), Adjusted Cost of sales, Adjusted Diluted Earnings (Loss) Per Share ("Adjusted EPS"), and Adjusted Selling, general and administrative ("Adjusted SG&A"), should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing operating performance, financial position or cash flows.

The Company has presented these non-GAAP financial measures as the Company believes that the presentation of the financial results that exclude (1) transformation expenses under the Company’s turnaround plans, inclusive of the Worldpac divestiture (2) other significant expenses and (3) nonrecurring tax expense are useful and indicative of the Company's base operations because the expenses vary from period to period in terms of size, nature and significance. The income tax impact of these non-GAAP adjustments is adjusted for using the estimated tax rate in effect for the respective non-GAAP adjustments. These measures assist in comparing the Company’s current operating results with past periods and with the operational performance of other companies in the industry. The disclosure of these measures allows investors to evaluate the Company’s performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses the Company has determined are not normal, recurring cash operating expenses necessary to operate the Company’s business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

Transformation Expenses

Expenses incurred in connection with the Company's turnaround plan and specific transformative activities related to asset optimization that the Company does not view to be normal cash operating expenses. These expenses primarily include:

•
Restructuring and other related expenses: Expenses relating to strategic initiatives, including severance expense, retention bonuses offered to store-level employees to help facilitate the closing of stores, incremental reserves related to the collectibility of receivables resulting from contract terminations with certain independents associated with the 2024 Restructuring Plan and fees for third-party professionals assisting in the development and execution of the strategic initiatives.
•
Inventory write-down: Expenses relating to the incremental write-down of inventory to net realizable value due to liquidation sales and streamlining inventory assortment due to store and distribution center closures associated with the 2024 Restructuring Plan.

•
Impairment and write-down of long-lived assets: Expenses relating to the impairment of operating lease right-of-use ("ROU") assets and property and equipment, incremental depreciation as a result of accelerating long-lived assets over a shorter useful life, ROU asset amortization after store closure, and incremental lease abandonment expenses as a result of accelerating ROU asset amortization for leases the Company expects to exit before the end of the contractual term, net of gains on lease terminations, in connection with the 2024 Restructuring Plan and Other Restructuring Plan.
•
Distribution network optimization: Expenses primarily relating to the conversion of the stores and distribution centers to market hubs, including realized losses on liquidated inventory, temporary labor, nonrecurring professional service fees and team member severance.

Other Expenses

Expenses incurred by the Company that are not viewed as normal cash operating expenses and vary from period to period in terms of size, nature, and significance. These expenses primarily include:

•
Other professional service fees: Expenses relating to nonrecurring services rendered by third-party vendors engaged to perform a strategic business review, including the Company’s transformation initiatives.
•
Worldpac post transaction-related expenses: Expenses primarily relating to non-recurring separation activities provided by third-party professionals subsequent to the sale of Worldpac.
•
Executive turnover: Expenses associated with executive level reorganization, including expenses for executive severance, the hiring search for leadership positions and certain compensation benefits.
•
Material weakness remediation: Incremental expenses associated with the remediation of the Company’s previously-disclosed material weaknesses in internal control over financial reporting.
•
Cybersecurity incident: Expenses related to the response and remediation of a cybersecurity incident.
•
Other: Includes a non-cash charge related to expected future credit losses on vendor receivables due from a vendor that filed voluntary petitions for Chapter 11 bankruptcy protection.
•
Other tax adjustments: Certain tax items that are unrelated to the fiscal year in which they are recorded are excluded in order to provide a clearer understanding of the Company’s ongoing Non-GAAP tax rate and after-tax earnings.

The following table includes a reconciliation of this information to the most comparable GAAP measures (in millions):

		Year Ended
	Classification	January 3, 2026	December 28, 2024	December 30, 2023
Net income (loss) from continuing operations (GAAP)		$68	$(587)	$(30)
Cost of sales adjustments:
Transformation expenses:
Inventory write-down	Restructuring	—	431	—
Distribution network optimization	Restructuring	12	—	—
Expected future credit loss related to other receivables(1)	Non-restructuring	28	—	—
Selling, general and administrative adjustments:
Transformation expenses:
Restructuring and other related expenses(2)	Restructuring	88	61	8
Impairment and write-down of long-lived assets(3)	Restructuring	83	204	—
Distribution network optimization	Restructuring	20	20	—
Other expenses:
Other professional service fees	Non-restructuring(6)	14	15	—
Worldpac post transaction-related expenses	Restructuring	8	7	—
Executive turnover	Restructuring	5	2	8
Material weakness remediation	Non-restructuring	1	5	1
Cybersecurity incident	Non-restructuring	—	3	—
Other income adjustments:
TSA services		(9)	(3)	—
Loss on extinguishment of debt		9	—	—
Provision for income taxes on adjustments(4)		(64)	(185)	(4)
Other tax (benefit) expense adjustments(5)		(126)	10	—
Adjusted net income (loss) (Non-GAAP)		$137	$(17)	$(17)

Diluted earnings (loss) per share from continuing operations (GAAP)		$1.13	$(9.80)	$(0.50)
Adjustments, net of tax		1.13	9.51	0.22
Adjusted diluted earnings (loss) per share (Non-GAAP)		$2.26	$(0.29)	$(0.28)

(1) Reflects a charge for expected future credit losses related to vendor receivables due from a vendor that filed petitions for Chapter 11 bankruptcy protection on September 28, 2025.

(2) Restructuring and other related expenses for the fifty-three weeks ended January 3, 2026 includes $38 million of nonrecurring services rendered by third party vendors assisting with the 2024 Restructuring Plan, $18 million of severance and other related costs, $7 million for reserves on independent loans and $25 million of other related expenses associated with location closures, including the transfer of assets. Restructuring and other related expenses for the fifty-two weeks ended December 28, 2024 includes $25 million of incremental receivable reserves resulting from contract terminations with certain independents as part of the 2024 Restructuring Plan, $15 million of severance and other labor related costs as part of the 2024 Restructuring Plan, and $21 million of nonrecurring services rendered by third party vendors assisting with the 2024 Restructuring Plan.

(3) The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $60 million and impairment charges for ROU assets and property and equipment of $23 million, net of gains on sale, for the fifty-three weeks ended January 3, 2026. The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $171 million and impairment charges for ROU assets and property and equipment of $33 million, net of gains on sale, for the fifty-two weeks ended December 28, 2024.

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

(6) Other professional service fees in fiscal 2024 were classified as restructuring and related expenses based on the underlying activity to which they are related.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash and cash equivalents and borrowing availability under the ABL Facility. The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, such as restructuring and asset optimization plans. In addition, cash is required to pay the Company’s dividends and to pay interest and principle on the Company’s long-term debt when due. The following table presents selected financial information related to the Company’s liquidity (in millions):

	January 3, 2026	December 28, 2024	Change
Cash and cash equivalents	$3,123	$1,869	$1,254
2021 Credit Facility borrowing availability	—	1,000	(1,000)
ABL Facility borrowing availability	896	—	896

The increase in cash and cash equivalents in fiscal 2025 was primarily due to the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of $1.6 billion, after giving effect to the redemption of the Company’s 5.90% Senior Notes due 2026 with the proceeds and direct transaction and closing costs in the third quarter of fiscal 2025, offset by net cash used in operating activities of $46 million, primarily as a result of changes in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan, $231 million used for purchases of property and equipment, net of proceeds from sales, and the payment of $60 million in dividends.

Historically, the Company has funded its cash requirements primarily through cash generated from operations, supplemented by proceeds raised through the issuance of long-term debt as needed. The Company believes that funds generated from the Company’s expected results of operations, available cash and cash equivalents and other sources of liquidity are expected to satisfy the Company's working and other capital requirements (as further detailed below) for at least the next 12 month and thereafter for the foreseeable future.

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan which is designed to improve the Company’s profitability and growth potential and streamline its operations. This plan contemplated the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. The Company completed the closure of all of these locations during the first quarter of 2025. As a result of the 2024 Restructuring Plan, the Company incurred $159 million and $680 million of restructuring expenses in 2025 and 2024, respectively. Certain expenses, primarily related to closed store and closed distribution center leases are expected to continue into fiscal year 2026.

As further described in Note 17. Supplier Finance Programs, of the Notes to the Consolidated Financial Statements in this Annual Report, certain of the Company's suppliers may elect at their own discretion to participate in certain supplier finance programs to obtain enhanced receivables options. Bank participation and Company utilization of those programs may vary based on a number of factors, including the Company's credit ratings. If bank participation is insufficient to cover planned utilization, whether due to declines in the Company's credit rating or otherwise, the Company may experience shorter payable terms for inventory than anticipated, which could materially impact its cash flows, capital resources and capital allocation decisions.

Capital Expenditures

The Company’s primary capital requirements have been the funding of the Company’s investments in information technology, supply chain, e-commerce, new greenfield store and distribution center sites and enhancements and/or major renovation projects of existing stores. The Company leases approximately 80% of the Company’s stores.

The Company’s capital expenditures were $252 million in 2025, an increase of $71 million from 2024, driven by increased capital spending for store renovations.

The Company’s future capital requirements will depend in large part on the timing or number of the investments the Company makes in information technology and supply chain network initiatives and existing stores and new store development

(leased and owned locations) within a given year. In 2026, the Company currently anticipates that the Company’s capital expenditures related to such investments will be approximately $300 million, reflecting continued investment in store infrastructure upgrades and the growth of our store and market hub footprint, but this amount may vary depending on business conditions and other factors.

Analysis of Cash Flows

In the fourth quarter of fiscal 2024, the Company completed the sale of Worldpac. As a result, the Company classified the results of operations and cash flows of Worldpac as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for prior periods presented. The Company’s cash flows from operating, investing and financing activities were as follows (in millions):

	Year ended
	January 3, 2026	December 28, 2024
Net cash (used in) provided by operating activities of continuing operations	$(46)	$141
Net cash used in operating activities of discontinued operations	—	(56)
Net cash used in investing activities of continuing operations	(239)	(167)
Net cash provided by investing activities of discontinued operations	—	1,522
Net cash provided by (used in) financing activities	1,538	(75)
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$1,254	$1,366

Operating Activities

In fiscal 2025, cash flows from operating activities decreased $187 million to negative $46 million. The net decrease in cash flows provided by operating activities was primarily attributable to working capital changes driven by a reduction in accounts payable and cash payments for restructuring and related expenses, partially offset by accounts receivable collections. Refer to “Results of Operations” for further details on the Company’s results.

Investing Activities

In fiscal 2025, cash flows used in investing activities increased $72 million to $239 million compared with fiscal 2024. This increase was attributable to increased capital spend related to store renovations.

Financing Activities

In fiscal 2025, cash flows provided by financing activities increased by $1.6 billion to $1.5 billion compared with fiscal 2024. The net increase in cash provided by financing activities was attributable to the issuances of senior unsecured notes in 2025 partially offset by the redemption of the 5.90% 2026 Notes.

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

Restructuring Activities

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan which is designed to improve the Company’s profitability and growth potential and streamline its operations. As a result of the 2024 Restructuring Plan, the Company incurred $159 million and $680 million of restructuring expenses in fiscal 2025 and fiscal 2024, respectively. Substantially all of the costs under the restructuring plans have been incurred as of January 3, 2026. The Company estimates that it will incur additional expenses of approximately $30 million to $40 million through fiscal 2026, substantially all of which is expected to be cash expenses, primarily composed of lease and termination costs associated with closed stores and closed distribution center leases. This represents a material decrease in both cash and non-cash expenses as compared to the activity in fiscal 2025. See Note 3. Restructuring, of the Notes to the Consolidated Financial Statements of this Annual Report.

Long-Term Debt

As of January 3, 2026 and December 28, 2024, the Company had outstanding principal of long-term debt totaling $3.5 billion and $1.8 billion, respectively. On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 (collectively, the “2025 Senior Unsecured Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Net proceeds from the issuance of the 2025 Senior Unsecured Noted were approximately $1.9 billion after direct transaction and closing costs.

As of January 3, 2026 and December 28, 2024, the Company's outstanding principal amount of long-term debt consisted of the following:

	January 3, 2026	December 28, 2024
5.90% Senior Unsecured Notes due March 9, 2026	$—	$300
1.75% Senior Unsecured Notes due October 1, 2027	350	350
5.95% Senior Unsecured Notes due March 9, 2028	300	300
3.90% Senior Unsecured Notes due April 15, 2030	500	500
7.00% Senior Unsecured Notes due August 1, 2030	975	—
3.50% Senior Unsecured Notes due March 15, 2032	350	350
7.375% Senior Unsecured Notes due August 1, 2033	975	—
Total principal amount of long-term debt and current maturities of long-term debt	$3,450	$1,800

Future interest payable based on the contractual maturities for the Company's long-term debt was $1.1 billion as of January 3, 2026.

Following the closing of the issuance of the 2025 Senior Unsecured Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 5.90% Senior Notes due 2026 and recorded a loss of $3 million on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and as further discussed under "Credit Facilities" below, as of January 3, 2026, approximately $2.3 billion of cash and cash equivalents, was designated as qualified cash and is subject to customary springing control agreements, as described in the ABL Facility Agreement.

For further details related to terms and activity for the Company's long term debt see Note 7. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements of this Annual Report.

Credit Facilities

On August 12, 2025, the Company’s $1 billion revolving credit facility comprising the 2021 Credit Agreement was terminated and replaced by the new ABL Facility. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature that provides for additional credit extensions up to $500 million.

As of January 3, 2026, the Company had no outstanding borrowings, $896 million of borrowing availability and $104 million letters of credit outstanding under the ABL Facility. As of December 28, 2024, the Company had no outstanding borrowings, $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company was in compliance with its covenants related to the ABL Facility as of January 3, 2026. In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of January 3, 2026, $2.3 billion was designated as Qualified Cash.

As of December 28, 2024, the Company had $91 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies. As of January 3, 2026, the Company had no bilateral letters of credit issued separately from the ABL Agreement.

For further details, see Note 7. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements of this Annual Report.

Share Repurchase Program

In August 2019, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company is able to periodically repurchase shares of common stock at market prices through open market purchases effected through a broker dealer and in privately negotiated transactions. The Board of Directors is able to increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. In February 2022, the Company’s Board of Directors authorized an additional $1.0 billion toward the Company’s share repurchase program, an increase to the $1.7 billion that had previously been authorized under the program.

During fiscal 2025 and fiscal 2024, the Company did not purchase any shares of its common stock under the share repurchase program. Amendment No. 5 to the 2021 Credit Agreement, which was terminated on August 12, 2025 and replaced by the ABL Facility, generally prohibited open market share repurchases. As of January 3, 2026 the Company had $0.9 billion remaining available for repurchases of shares under the share repurchase program. Share repurchases are generally permitted under the Company's ABL Facility; however, under certain circumstances, the Company's ability to repurchase shares may be restricted.

Other Contractual and Off Balance Sheet Obligations

The Company enters into operating leases for certain store locations, distribution centers, office spaces, equipment and vehicles. The Company’s property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in the Company’s calculation of the Company’s minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. As of January 3, 2026, the Company’s operating lease obligations were $2.6 billion, of which $0.5 billion falls due within the next 12 months. Refer to Note 9. Leases and Other Commitments, included in this Annual Report in Notes to the Consolidated Financial Statements for further information.

As part of the Company’s normal operations, the Company enters into purchase commitments primarily for the purchase of goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of January 3, 2026, other than for expected material uses of cash and cash equivalents discussed above within this section "Liquidity and Capital Resources", the Company does not consider it to be reasonably likely that such purchase commitments entered into will have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resource, as such commitments are entered into as part of the Company's normal operations and are reflected in the results of operations and trending discussions within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent amounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are inherently subject to a degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results could differ materially from our estimates.

In addition to our critical accounting policies and estimates below, refer to Note 2. Significant Accounting Policies, included in this Annual Report in Notes to the Consolidated Financial Statements for further information. If the impact of changes in our critical accounting estimates is material or considered necessary to understand our financial condition or results of operations for the periods presented, then such information is disclosed within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are initially recorded as a reduction to inventory, as volume rebates and allowances are earned based on inventory purchases, and subsequently recorded as a reduction to cost of sales as the inventory is sold.

Certain of the Company’s vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met, which is subject to uncertainty and require estimation. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. In the third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. As a result, the Company recorded a non-cash charge of $28 million to cost of sales, within the consolidated statement of operations, reflecting estimated future credit losses on certain vendor receivables due from the vendor. Historically, the change in the Company’s reserve for receivables related to vendor funding has not been significant.

Self-Insurance Reserves

The Company’s self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims, and are established using actuarial methods followed in the insurance industry and the Company’s historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents, the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. The Company classifies the portion of the Company’s self-insurance reserves that is not expected to be settled within one year in other long-term liabilities. Our self-insurance reserve estimate totaled $156 million and $141 million as of January 3, 2026, and December 28, 2024, respectively.

Further, while the Company does not expect the amounts ultimately paid to differ significantly from the Company’s estimates, the Company’s self-insurance reserves and corresponding expense classification within cost of sales and SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in the Company’s self-insurance liabilities at January 3, 2026 would result in a change in expense of approximately $16 million for 2025.

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

The Company classifies each product into a product lifecycle category: introduction, expansion, saturation, reduction and disposition. This assessment is routinely performed and includes, but is not limited to, the analysis of anticipated, historical and actual demand; and changes in customer preferences, which are subject to uncertainty and requires estimation. Although we believe these estimates are reasonable, any significant changes in customer demand or customer preferences that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales, resulting in a negative impact to our gross margin in that period. Our excess and obsolete inventory reserve totaled $68 million and $302 million as of January 3, 2026, and December 28, 2024, respectively. The reserve as of January 3, 2026, and December 28, 2024 included $18 million and $256 million, respectively, related to impairments of inventory as a result of the 2024 Restructuring Plan.

Restructuring and Related Expenses

The Company records restructuring and transformation activities when management commits to and approves a restructuring plan. The components of a restructuring plan require significant management judgments and estimates that would materially impact reported performance if different assumptions were used and have significant uncertainty in measurements. Impairment of inventory is recognized when the cost of inventory exceeds its net realizable value. There are significant assumptions required by management to estimate the net realizable value associated with inventory located at the stores and distribution centers to be closed, including the anticipated sell through rate and estimated sales proceeds less costs to sell. Asset impairment charges associated with operating lease ROU assets are recognized when the ROU carrying value exceeds its fair value. There are significant assumptions required by management to estimate the fair value of ROU assets, including the market rental rates and discount rates utilized in the discounted cash flow model. Severance and retention costs associated with workforce reductions are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Employee termination benefits are recognized as a liability when it is probable that a liability exists, and the amount is reasonably estimable. Other exit-related costs, including non-recurring professional fees, are recognized as incurred. Restructuring expenses are recognized in cost of sales or selling, general and administrative expenses within the consolidated statements of operations and related liabilities are recorded within accounts payable and accrued expenses in the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information. Restructuring and related expenses were $204 million, $309 million and $16 million in fiscal 2025, 2024 and 2023, respectively. Refer to Note 3. Restructuring, of the Notes to the Consolidated Financial Statements of this Annual Report for additional detail.

New Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the expected dates of adoption and estimated effects, if any, on the consolidated financial statements, see “Recently Issued Accounting Pronouncements” in Note 2. Significant Accounting Policies, of the Notes to the Consolidated Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest rates on all of the Company’s long-term debt, inclusive of the 2025 Senior Unsecured Notes, are fixed and not subject to interest rate risk. Future borrowings, if any, under the Company’s new ABL Facility may be exposed to interest rate risk as interest on future borrowings under the ABL Facility accrue interest based on either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. As of January 3, 2026, the Company had no borrowings outstanding under its ABL Facility. The Company also generates interest income on cash and cash equivalents. These interest rates are subject to changes in market conditions. There was a material increase in the Company’s cash and cash equivalents during the third quarter of 2025, due to the net proceeds received from the issuance of the 2025 Senior Unsecured Notes and redemption of the previously outstanding 5.90% Senior Notes due 2026. A hypothetical 100 basis points change in interest rates would have an annualized impact of approximately $31 million based on our balance of cash and cash equivalents as of January 3, 2026.

The Company’s financial assets that are exposed to credit risk consist primarily of trade accounts receivable and vendor receivables. The Company is exposed to normal credit risk from customers. The Company’s concentration of credit risk is limited because the Company’s customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. See Note 6. Receivables, net of the Notes to the Consolidated Financial Statements of this Annual Report for additional information related to the Company's credit losses.

The Company is exposed to foreign currency exchange rate fluctuations for the portion of its inventory purchases denominated in foreign currencies. The Company believes that the price volatility relating to foreign currency exchange rates is partially mitigated by the Company’s ability to adjust selling prices. During fiscal 2025 and fiscal 2024, foreign currency exchange rate fluctuations did not materially impact net income.

Item 8. Financial Statements and Supplementary Data.

This information is included in Item 15. Financial Statement Schedules, Exhibits., of this Annual Report and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of January 3, 2026. Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

As of January 3, 2026, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended January 3, 2026 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Attestation Report of Registered Public Accounting Firm

Management’s internal control over financial reporting as of January 3, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements for the year ended January 3, 2026, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of its internal control over financial reporting as of January 3, 2026.

Item 9B. Other Information.

During the fourth quarter of 2025, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of the Company’s directors, executive officers and corporate governance, see the information set forth in the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Additional Information Regarding Executive Compensation - Information Concerning the Company’s Executive Officers,” “Audit Committee Report,” and “Additional Information Regarding Executive Compensation - Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in the Company’s proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year ended January 3, 2026 (the “2026 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Program Risk Assessment,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the subsections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the subsections entitled “Corporate Governance - Related Party Transactions” and “Board Independence and Structure” in the 2026 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the subsection entitled “2025 and 2024 Audit Fees” in the 2026 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Financial Statement Schedules, Exhibits.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 3, 2026, December 28, 2024, and December 30, 2023:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	41
Consolidated Balance Sheets	44
Consolidated Statements of Operations	45
Consolidated Statements of Comprehensive Income	46
Consolidated Statements of Changes in Stockholders' Equity	47
Consolidated Statements of Cash Flows	48
Notes to the Consolidated Financial Statements	50

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	79

(3) Exhibits
Exhibit Index	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•
We selected a sample of vendor incentives from the income recognized as a reduction to cost of sales during the year and from incentive income that was deferred at year-end, and recalculated, using the terms of the vendor agreement, both the amount recorded as deferred vendor incentives as a reduction in inventories and the amount recognized in earnings as a reduction in cost of sales.
•
We selected a sample of vendors from the Company’s inventory purchases made during the year and confirmed directly with the vendor that the agreement obtained from the Company and used in the determination of recording vendor incentives as a reduction in cost of sales was the most recent for the applicable period between the parties.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 13, 2026

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2026, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.

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

Deloitte & Touche LLP

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 13, 2026

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except per share data)

Assets	January 3, 2026	December 28, 2024
Current assets:
Cash and cash equivalents	$3,123	$1,869
Receivables, net	380	544
Inventories, net	3,646	3,612
Other current assets	141	118
Total current assets	7,290	6,143
Property and equipment, net	1,269	1,334
Operating lease right-of-use assets	2,157	2,243
Goodwill	600	598
Other intangible assets, net	400	406
Other assets	110	74
Total assets	$11,826	$10,798
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,977	$3,408
Accrued expenses	756	784
Other current liabilities	443	473
Total current liabilities	4,176	4,665
Long-term debt	3,412	1,789
Operating lease liabilities	1,812	1,897
Deferred income taxes	142	193
Other long-term liabilities	86	84
Total liabilities	9,628	8,628

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 78 million shares issued and 60 million outstanding at January 3, 2026 and 78 million shares issued and 60 million outstanding at December 28, 2024	1,033	994
Treasury stock, at cost	(2,944)	(2,940)
Accumulated other comprehensive loss	(37)	(47)
Retained earnings	4,146	4,163
Total stockholders' equity	2,198	2,170
Total liabilities and stockholders' equity	$11,826	$10,798

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$8,601	$9,094	$9,209
Cost of sales	4,868	5,685	5,349
Gross profit	3,733	3,409	3,860
Selling, general and administrative expenses, exclusive of restructuring expenses	3,572	3,813	3,805
Restructuring and related expenses	204	309	16
Selling, general and administrative expenses	3,776	4,122	3,821
Operating (loss) income	(43)	(713)	39
Other, net:
Interest expense	(139)	(81)	(88)
Other income, net	91	26	2
Total other, net	(48)	(55)	(86)
Loss before income tax expense	(91)	(768)	(47)
Income tax benefit	(159)	(181)	(17)
Net income (loss) from continuing operations	68	(587)	(30)
Net (loss) income from discontinued operations	(24)	251	60
Net income (loss)	$44	$(336)	$30

Basic earnings (loss) per common share from continuing operations	$1.13	$(9.84)	$(0.51)
Basic (loss) earnings per common share from discontinued operations	(0.40)	4.21	1.01
Basic earnings (loss) per common share	$0.73	$(5.63)	$0.50
Basic weighted-average common shares outstanding	59.9	59.6	59.4

Diluted earnings (loss) per common share from continuing operations	$1.13	$(9.80)	$(0.50)
Diluted (loss) earnings per common share from discontinued operations	(0.40)	4.19	1.00
Diluted earnings (loss) per common share	$0.73	$(5.61)	$0.50
Diluted weighted-average common shares outstanding	60.6	59.9	59.6

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income (loss)	$44	$(336)	$30
Other comprehensive income (loss):
Currency translation adjustments	10	5	(7)
Total other comprehensive income (loss)	10	5	(7)
Comprehensive income (loss)	$54	$(331)	$23

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data)

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at December 31, 2022	59	$898	$(2,919)	$(45)	$4,665	$2,599
Net income	—	—	—	—	30	30
Total other comprehensive loss	—	—	—	(7)	—	(7)
Restricted stock units and deferred stock units vested	1	—	—	—	—	—
Share-based compensation	—	45	—	—	—	45
Common stock issued under employee benefit plans	—	4	—	—	—	4
Repurchases of common stock	—	—	(14)	—	—	(14)
Dividends declared ($2.25 per common share)	—	—	—	—	(136)	(136)
Other	—	(1)	—	—	—	(1)
Balance at December 30, 2023	60	$946	$(2,933)	$(52)	$4,559	$2,520
Net loss	—	—	—	—	(336)	(336)
Total other comprehensive income	—	—	—	5	—	5
Share-based compensation	—	45	—	—	—	45
Common stock issued under employee benefit plans	—	3	—	—	—	3
Repurchases of common stock	—	—	(7)	—	—	(7)
Dividends declared ($1.00 per common share)	—	—	—	—	(61)	(61)
Other	—	—	—	—	1	1
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	44	44
Total other comprehensive income	—	—	—	10	—	10
Share-based compensation	—	36	—	—	—	36
Common stock issued under employee benefit plans	—	3	—	—	—	3
Repurchases of common stock	—	—	(4)	—	—	(4)
Dividends declared ($1.00 per common share)	—	—	—	—	(61)	(61)
Balance at January 3, 2026	60	$1,033	$(2,944)	$(37)	$4,146	$2,198

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income (loss)	$44	$(336)	$30
Net (loss) income from discontinued operations	(24)	251	60
Net income (loss) from continuing operations	68	(587)	(30)
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	272	292	269
Share-based compensation	36	42	41
Loss on sale and impairment of long-lived assets	25	158	1
Credit loss expense, net	62	56	13
Provision for deferred income taxes	(43)	(203)	(37)
Other, net	16	4	3
Net change in:
Receivables, net	138	7	(128)
Inventories, net	(21)	270	(64)
Operating lease right-of-use assets	67	73	29
Other assets	(22)	74	(67)
Accounts payable	(469)	(110)	58
Accrued expenses	(60)	127	95
Operating lease liabilities	(114)	(60)	(37)
Other liabilities	(1)	(2)	(4)
Net cash (used in) provided by operating activities of continuing operations	(46)	141	142
Net cash (used in) provided by operating activities of discontinued operations	—	(56)	145
Net cash (used in) provided by operating activities	(46)	85	287
Cash flows from investing activities:
Purchases of property and equipment	(252)	(181)	(226)
Proceeds from sales of property and equipment	21	14	7
Other, net	(8)	—	—
Net cash used in investing activities of continuing operations	(239)	(167)	(219)
Net cash provided by (used in) investing activities of discontinued operations	—	1,522	(16)
Net cash (used in) provided by investing activities	(239)	1,355	(235)
Cash flows from financing activities:
Borrowings under credit facilities	—	—	4,805
Payments on credit facilities	—	—	(4,990)
Proceeds from issuance of long-term debt	1,950	—	599
Repayment of long-term debt	(300)	—	—
Debt issuance costs	(47)	—	—
Dividends paid	(60)	(60)	(209)
Other, net	(5)	(15)	(16)
Net cash provided by (used in) financing activities	1,538	(75)	189

Effect of exchange rate changes on cash	1	1	(9)

Net increase in cash and cash equivalents	1,254	1,366	232
Cash and cash equivalents, beginning of period	1,869	503	271
Cash and cash equivalents, end of period	$3,123	$1,869	$503

Supplemental cash flow information:

Advance Auto Parts, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Interest paid	$76	$76	$74

Non-cash transactions of continuing operations:
Accrued purchases of property and equipment	$14	$15	$5
Transfers of property and equipment from assets related to discontinued operations to continuing operations	—	7	(2)
Accrued dividends	16	16	16

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	3,123	1,869	488
Cash and cash equivalents of discontinued operations, end of period	—	—	15
Cash and cash equivalents, end of period	$3,123	$1,869	$503

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

As of January 3, 2026, the Company operated a total of 4,305 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of January 3, 2026, the Company served 809 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest.”

The Company has one reportable segment. As of December 28, 2024, the Company had two operating segments, which were aggregated as a single reportable segment; however, following the stabilization of the Company's new organizational structure in the first quarter of 2025, due to significant restructuring activities, the Company now operates under the single operating segment of "Advance Auto Parts/Carquest". See Note 18. Segment Reporting and Note 3. Restructuring, included herein for additional information on the Company's segment and restructuring activities.

Accounting Period

The Company’s fiscal year ends on the Saturday closest to December 31st. All references herein for the years 2025, 2024 and 2023 represent the fiscal years ended January 3, 2026, which consisted of fifty-three weeks, and December 28, 2024 and December 30, 2023, which both consisted of fifty-two weeks.

Basis of Presentation

The consolidated financial statements include the accounts of the Company prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

Change in Presentation

Prior to fiscal 2025, the Company presented its consolidated financial statements and notes to the consolidated financial statements in thousands. Effective in fiscal 2025, such amounts are presented in millions, except par value share amounts and per share data, unless otherwise stated. Certain prior year amounts have been reclassified to conform to the current year presentation, including the separate disclosure of the non-cash expense for expected future credit losses, operating lease right-of-use assets, other assets, operating lease liabilities and other liabilities, on the consolidated statements of cash flows. Certain prior year amounts have also been reclassified to conform to the current year presentation in Note 16. Share-Based Compensation. This change in presentation does not have a material impact on the consolidated financial statements.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Further, consistent with the presentation in the Company’s 2024 Form 10-K, the Company has presented the sale of the Worldpac, Inc. business (“Worldpac”) as discontinued operations in its consolidated financial statements.

2.
Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly-liquid instruments with original maturities of three months or less. Additionally, credit card and debit card receivables from banks, which generally settle in less than four business days, are included in cash equivalents.

Inventory

The Company’s inventory, which consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives, is stated at the lower of cost or net realizable value. The cost of the Company’s merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in fiscal 2025 and prior years. The Company regularly reviews inventory quantities on-hand to consider whether it has excess or obsolete inventory and adjusts the carrying value as necessary.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual or more frequent basis. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative ("SG&A") expense when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A expenses are initially recorded as a reduction to inventory, as volume rebates and allowances are earned based on inventory purchases, and subsequently recorded as a reduction to cost of sales as the inventory is sold.

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

Costs incurred with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software. Subsequent additions, modifications or upgrades are capitalized to the extent it enhances the software’s functionality. Capitalized software is classified in the construction in progress category, but once placed into service is removed from construction in progress and classified within the furniture, fixtures and equipment category and is depreciated on the straight-line method over three to ten years.

Depreciation of land improvements, buildings, furniture, fixtures and equipment and vehicles is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is recognized over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method.

Cloud Computing Arrangements

The Company enters into cloud computing arrangements, which are accounted for as service contracts whereby expenses are recognized as incurred. Implementation costs incurred for cloud computing arrangements are capitalized when incurred during

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

the application development phase. Capitalized costs are included within other current or other noncurrent assets within the consolidated balance sheet and are amortized over the term of the hosting agreement.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company performs an evaluation for the impairment of goodwill and other indefinite-lived intangible assets for the Company’s reporting unit annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. The evaluation of goodwill and other indefinite-lived intangibles may be a Step-0 analysis, which consists of a qualitative assessment, or a Step-1 analysis, which includes a quantitative assessment. In a Step-0 analysis, the Company assesses qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform a quantitative goodwill impairment test. In the quantitative goodwill impairment test, the Company compares the carrying value of its reporting unit to its fair value. In performing a Step-1 analysis, the Company has historically used an income approach which requires many assumptions including forecast, discount rate, long-term growth rate, among other items. The Company has also utilized the market approach which derives metrics from comparable publicly-traded companies. The Company has generally engaged a third-party valuation firm to assist in the fair value assessment of goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

The Company assessed the recoverability of its long-lived assets assigned to closing locations in connection with the announced restructuring and distribution network optimization plan. This assessment resulted in carrying values that exceeded fair values for certain asset groups, primarily related to right-of-use ("ROU") assets, and related impairment charges to SG&A. Refer to Note 3. Restructuring, included herein for further details.

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

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Warranties

The Company provides warranties on certain merchandise it sells to its customers. The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers; however, we have an obligation to provide customers replacement of certain merchandise at no cost if the merchandise is under a warranty and not covered by the manufacturer. Certain suppliers may provide up-front allowances to the Company in lieu of accepting the obligation for warranty claims. The differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded to cost of sales. Beginning in the third quarter of fiscal 2025, the Company commenced the recognition of warranty liabilities associated with certain battery products sold due to contractual changes with vendors and as of January 3, 2026, our warranty liability primarily related to such products. For non-battery products, defective returns are generally recognized in the same period as the original sale, therefore, the warranty liability associated with such returns is not subject to significant estimation uncertainty and was immaterial as of January 3, 2026 and December, 28 2024, respectively. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.

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

Share-Based Payments

The Company provides share-based compensation to eligible team members and the Board of Directors. We measure and recognize share-based compensation for all share-based awards based on their estimated fair value and recognize the expense in our financial statements using the straight-line method to amortize compensation costs over the requisite service period.

The fair value of time-based RSUs, and performance-based RSUs that include a performance condition, is equal to the market value of our common stock on the grant date of the award. The fair value of performance-based RSUs that include a market condition is measured using a Monte Carlo simulation model on the date of grant.

The fair value of time-based RSUs, and performance-based RSUs that include a market condition, is not remeasured as a result of subsequent stock price fluctuations. When there is a change in management’s estimate of expected achievement relative to the performance target for performance-based RSUs that include a performance condition, the change in estimate results in the recognition of a cumulative adjustment of share-based compensation expense.

We account for forfeitures of share-based awards as they occur.

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

In accordance with ASC 606, revenue is recognized at the time the sale is made at which time the Company’s walk-in customers take immediate possession and control of the merchandise or same-day delivery is made to the Company’s professional delivery customers, which include certain independently owned store locations. Payment terms are established for the Company’s professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from one to thirty days. Based on the nature of receivables, no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes, and estimated returns and allowances. The Company estimates the reduction to net sales and cost of sales for returns based on current sales levels and the Company’s historical return experience.

Some of the Company’s products include a core component, which represents a recyclable component of the auto part. If a customer purchases an auto part that includes a core component, the customer is charged for the core unless a used core is returned at the time of sale. Customers that return a core subsequent to the sale date will be refunded.

The following table summarizes disaggregated revenue from contracts with customers by product group from continuing operations:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Percentage of Net Sales:
Parts and Batteries	64%	63%	63%
Accessories and Chemicals	21	22	22
Engine Maintenance	14	14	14
Other	1	1	1
Total	100%	100%	100%

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

Cost of Sales

Cost of sales includes actual product cost, warranty costs, vendor incentives, cash discounts on payments to vendors, costs associated with operating the Company’s distribution network, including payroll and benefits costs, occupancy costs and depreciation, in-bound freight-related costs from the Company’s vendors, impairment of inventory resulting from store closures and inventory-related reserves and costs associated with moving merchandise inventories from the Company’s distribution centers to stores and customers. Refer to Note 3. Restructuring, included herein for additional detail.

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

Restructuring and Related Expenses

The Company records restructuring and transformation activities when management or the Board of Directors commits to and approves a restructuring plan. Impairment of inventory is recognized when the cost of inventory exceeds its net realizable value. Asset impairment charges associated with operating lease ROU assets are recognized when the ROU carrying value exceeds its fair value. Severance and retention costs associated with workforce reductions are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Employee termination benefits are recognized as a liability when it is probable that a liability exists, and the amount is reasonably estimable. Other exit-related costs, including non-recurring professional fees, are recognized as incurred. Restructuring expenses are recognized as an operating expense in cost of sales or as a component of total selling, general and administrative expenses within the consolidated statements of operations and related liabilities are recorded within accounts payable and accrued expenses in the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information. Refer to Note 3. Restructuring, included herein for additional detail.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred as a component of SG&A in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $98 million, $80 million and $150 million in fiscal 2025, 2024 and 2023, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates. Revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the consolidated statements of comprehensive income. Foreign currency transactions, which are included in other income, net, were a gain of $2 million in fiscal 2025, loss of $6 million and $7 million in fiscal 2024 and 2023, respectively.

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

Earnings per Share

Basic earnings per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by including the effect of dilutive securities. Diluted earnings per share of common stock reflects the weighted average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock awards (collectively “share-based awards”) if the conversion of these awards are dilutive. Share-based awards containing performance conditions are included in the dilution impact based on the number of shares that would vest if the end of the reporting period were the end of the contingency period.

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

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which makes targeted improvements to the accounting for internal-use software by removing references to “development stages”. The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The amendment in ASU 2025-06 can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of adopting ASU 2025-06, including the possibility of early adoption in fiscal 2026, on the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements - Adopted

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance its income tax disclosures. In each annual reporting period, the Company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company has adopted ASU 2023-09 on a prospective basis, which resulted in additional disclosures, but did not have any other impact on its consolidated financial statements. See Note 13. Income Taxes, of the Notes to the Consolidated Financial Statements of this Annual Report.

3.
Restructuring

2024 Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. This plan contemplated the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. The Company completed the closure of all of these locations during the first quarter of fiscal 2025.

Expenses associated with the 2024 Restructuring Plan included: (1) inventory write-down of inventory to net realizable value due to liquidation sales as a result of store closures and streamlining assortment associated with the 2024 Restructuring Plan, (2) noncash asset impairment and accelerated amortization and depreciation of operating lease right-of-use ("ROU") assets and property and equipment, (3) personnel expenses related to severance and transition expenses, which were offered to certain employees who would provide services through key dates to ensure completion of closure activities and (4) other location closure-related activity, including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives and other related expenses, including incremental revisions to receivable collectability due to termination of contracts with independents associated with the 2024 Restructuring Plan.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Other Restructuring Initiatives

In November 2023, the Company announced a strategic and operational plan with anticipated savings of $150 million of which $50 million would be reinvested into frontline team members. In addition to a reduction in workforce, this plan streamlines the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. In achieving this plan, the Company is in process of converting certain distribution centers and stores into market hubs. In addition to providing replenishment to near-by stores, market hubs support retail operations. In addition to the distribution network optimization costs, other restructuring expenses include certain other items as further detailed in the table below. The Company continues to incur charges associated with this plan and expects to incur additional charges through the end of fiscal 2026, primarily consisting of conversion costs associated with the conversion of certain distribution centers and severance and other personnel expenses.

The Company has recorded all restructuring and related expenses as a component of selling general and administrative expenses in the consolidated statement of operations, with the exception of inventory related expenses that are recorded as a component of cost of sales on the consolidated statement of operations.

Restructuring and related expenses for the periods presented was as follows:

	Year Ended
2024 Restructuring Plan Expenses:	January 3, 2026	December 28, 2024	December 30, 2023
Cost of sales:
Inventory write-down	$—	$431	$—
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	71	188	—
Severance and other personnel expenses	18	15	—
Other location closure related expenses(1)	70	46	—
2024 Restructuring Plan Expenses	$159	$680	$—

Other Restructuring Plan Expenses:
Cost of sales expenses:
Distribution network optimization	$12	$—	$—
Selling, general and administrative expenses:
Distribution network optimization(2)	20	20	—
Impairment and write-down of long-lived assets	12	16	—
Worldpac post transaction-related expenses	8	7	—
Other restructuring expenses(3)	5	17	16
Other Restructuring Plan Expenses	$57	$60	$16

(1) Other location closure related activity for the year ended January 3, 2026 includes $38 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $7 million for reserves on independent loans and $25 million of other related expenses associated with location closures, including the transfer of assets. Other location closure related activity for the year ended December 28, 2024 includes $21 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and $25 million for incremental revisions to receivable collectability due to contract terminations with independents associated with the restructuring plan.

(2) Distribution network optimization for the year ended December 28, 2024 includes incremental depreciation as a result of accelerating long-lived assets over a shorter useful life of $5 million.

(3) For the year ended January 3, 2026 other restructuring expenses primarily consists of severance and other personnel expenses. For the year ended December 28, 2024 other restructuring expenses include non-recurring services rendered by third-party vendors to perform a strategic business review of $15 million and executive turnover costs of $2 million. For the year ended December 30, 2023 other restructuring expenses include severance costs associated with a reduction in workforce and professional service fees.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

The following table shows the change in the restructuring liability for the years ended January 3, 2026 and December 28, 2024, respectively, which excludes operating lease liabilities and associated expenses. The restructuring liabilities are classified within accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets.

	Professional service fees	Severance and other personnel expenses
Balance at December 30, 2023	$1	$4
Restructuring expenses during the period	43	27
Cash payments	(21)	(17)
Balance at December 28, 2024	$23	$14
Restructuring expenses during the period	47	37
Cash payments	(70)	(48)
Balance at January 3, 2026	$—	$3

As of January 3, 2026, the cumulative amount incurred to date for active restructuring plans totaled $972 million, consisting of write-down of inventory to net realizable value, lease termination impacts, other exit-related expenses related to ceased use buildings, professional service fees and certain employee termination benefits. Substantially all of the costs under the restructuring plans have been incurred as of January 3, 2026. The Company estimates that it will incur additional expenses of approximately $30 million to $40 million through fiscal 2026.

4.
Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of January 3, 2026 and December 28, 2024, respectively. The Company’s LIFO credit reserve balance was $104 million and $11 million as of January 3, 2026 and December 28, 2024, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a noncash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales. The non-cash expense (benefit) recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Year Ended
	January 3, 2026	December 28, 2024
LIFO credit reserve expense (benefit)	$93	$(92)

The effect of LIFO liquidations for the year ended January 3, 2026 was a decrease to cost of sales of $6 million and an increase to net earnings of $4 million, or ($0.07) per diluted share. The impact from LIFO liquidations for the year ended December 28, 2024 was a decrease to cost of sales of $21 million and an increase to net earnings of $16 million or ($0.27 per diluted share). During fiscal 2023, the Company experienced a decrease in inventory values which resulted in a liquidation of a LIFO inventory layer. This liquidation did not have a material impact to the consolidated financial statements.

Purchasing and warehousing costs included in inventories as of January 3, 2026 and December 28, 2024 were $426 million and $368 million, respectively.

In fiscal 2024, the Company recorded $431 million of inventory write-downs, taken as a charge to cost of sales, associated with the 2024 Restructuring Plan. Refer to Note 3. Restructuring, included herein for additional detail. Also, in fiscal 2023, the Company performed a strategic and operational review of the business, which included the rationalization of product assortment and planned decisive actions. As a result, the Company made a change in the estimate of excess inventory reserves resulting in a $110 million charge to cost of sales.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

5.
Goodwill and Other Intangible Assets, net

Goodwill

At January 3, 2026 and December 28, 2024, the carrying amount of goodwill in the accompanying consolidated balance sheets was $600 million and $598 million, respectively. The change in goodwill during 2025 and 2024 was $2 million and $3 million, respectively, and related to foreign currency translation. There were no accumulated losses recognized on goodwill as of January 3, 2026.

Other Intangible Assets, Net

Amortization expense was $12 million, $12 million and $13 million for fiscal 2025, 2024 and 2023, respectively. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired other intangible assets are presented in the following table:

	January 3, 2026			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$162	$(158)	$4	$157	$(146)	$11
Non-compete and other	40	(39)	1	40	(39)	1
	202	(197)	5	197	(185)	12
Indefinite-lived intangible assets:
Brands, trademark and trade names	395	—	395	394	—	394
Total intangible assets	$597	$(197)	$400	$591	$(185)	$406

Future Amortization Expense

The expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of January 3, 2026 was as follows:

Year	Amount
2026	$2
2027	2
2028	1
Thereafter	—
$5

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

6. Receivables, net

Receivables, net, consisted of the following:

	January 3, 2026	December 28, 2024
Trade	$370	$417
Vendor	87	157
Other	18	28
Total receivables	475	602
Less: allowance for credit losses	(95)	(58)
Receivables, net	$380	$544

Changes in the allowance for expected credit losses were as follows:

Allowance for expected credit losses	Balance at Beginning of Period	Additions	Write offs	Balance at End of Period
December 28, 2024	$24	$107	$(73)	$58
January 3, 2026	$58	$54	$(17)	$95

For the year ended January 3, 2026, the allowance for credit losses increased primarily due to a reserve recorded against a vendor receivable. For the year ended December 28, 2024, the allowance for credit losses increased primarily due to incremental reserves established as a result of the 2024 Restructuring Plan. Refer to Note 3. Restructuring included herein.

In third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, who filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. The vendor has secured short-term financing through a debtor-in-possession (“DIP”) loan, however, Chapter 11 proceedings carry inherent risks with respect to a company’s ability to continue operations and maintain adequate liquidity to satisfy current and future obligations. As a result of these events, the Company recorded a non-cash charge of $28 million to cost of sales in the third quarter of fiscal 2025, within the consolidated statement of operations, reflecting estimated future credit losses on certain vendor receivables due from the vendor. The estimate was developed utilizing a probability weighted cash-flow model adjusted for risks associated with credit risk deterioration for companies that enter Chapter 11 bankruptcy proceedings.

7.
Long-term Debt and Fair Value of Financial Instruments

Long-term debt, net of unamortized discount and debt issuance costs, consisted of the following:

	January 3, 2026	December 28, 2024
5.90% Senior Unsecured Notes due March 9, 2026 ("2026 Notes")	$—	$300
1.75% Senior Unsecured Notes due October 1, 2027 ("2027 Notes")	350	350
5.95% Senior Unsecured Notes due March 9, 2028 ("2028 Notes")	300	300
3.90% Senior Unsecured Notes due April 15, 2030 ("Exchange Notes")	500	500
7.00% Senior Unsecured Notes due August 1, 2030 ("2030 Notes")	975	—
3.50% Senior Unsecured Notes due March 15, 2032 ("2032 Notes")	350	350
7.375% Senior Unsecured Notes due August 1, 2033 ("2033 Notes")	975	—
Total principal amount of long-term debt and current maturities of long-term debt	3,450	1,800
Less: Unamortized discounts and debt issuance costs	(38)	(11)
Total debt, net	3,412	1,789
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$3,412	$1,789

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Fair Value of Financial Assets and Liabilities

As of January 3, 2026 and December 28, 2024, the fair value of the Company's long-term debt was approximately $3.4 billion and $1.6 billion, respectively. The fair value of the Company's long term debt was determined using Level 2 inputs based on quoted market prices. The carrying value of the Company's cash and cash equivalents, receivables, net, accounts payable, and accrued expenses approximate their fair value due to the relatively short-term nature of these instruments.

Long-term debt

On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Following the closing of the issuance of the 2030 Notes and 2033 Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 5.90% 2026 Notes and the Company recorded a loss of $3 million on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and, as further discussed under “Credit Facilities” below, certain of our cash and cash equivalents, are designated as qualified cash and is subject to customary springing control agreements, as defined in the ABL Facility Agreement.

The Company’s 3.90% senior unsecured notes due April 15, 2030 (the “Original Notes”) were issued April 16, 2020 and were not registered under the Securities Act of 1933, as amended (the “Securities Act”). On July 28, 2020, the Company completed an exchange offer whereby the Original Notes in the aggregate principal amount of $500 million, which were not registered under the Securities Act, were exchanged for a like principal amount of 3.90% senior unsecured notes due 2030 (the “Exchange Notes”), which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes.

Each of the Company's Notes bear interest, payable semi-annually in arrears as follows:

Payment Dates
2027 Notes	April 1	October 1
2028 Notes	March 9	September 9
Exchange Notes	April 15	October 15
2030 Notes	February 1	August 1
2032 Notes	March 15	September 15
2033 Notes	February 1	August 1

The Company’s 2026 Notes, 2027 Notes, 2028 Notes, Exchange Notes, 2030 Notes, 2032 Notes, and 2033 Notes are collectively referred to herein as the Company’s “senior unsecured notes” or the “Notes.” The terms of the 2026 Notes, 2027 Notes, 2028 Notes and 2032 Notes are governed by an indenture dated as of April 29, 2010 (as amended, supplemented, waived or otherwise modified, the “2010 Indenture”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and the Trustee. The terms of the Exchange Notes are governed by an indenture dated as of April 16, 2020 (as amended, supplemented, waived or otherwise modified, the “2020 Indenture” and together with the 2010 Indenture, the “Indentures”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and the Trustee. The terms of the 2030 Notes and the 2033 Notes are governed by an indenture dated as of August 4, 2025 among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Computershare Trust Company, N.A., as Trustee.

The Company may redeem some or all of the senior unsecured notes at any time or from time to time, at the redemption prices described in the Indentures and subject to any restrictions or early payment provisions as described in the Indentures. In addition, in the event of a Change of Control Triggering Event (as defined in the Indentures), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any,

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

to, but excluding, the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by guarantor and subsidiary guarantees, as defined by the Indentures.

The Indentures contain customary provisions for events of default including for: (i) failure to pay principal or interest when due and payable; (ii) failure to comply with covenants or agreements in the Indentures or the Notes and failure to cure or obtain a waiver of such default upon notice; (iii) a default under any debt for money borrowed by us or any of our subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million for the 2027 Notes, 2028 Notes, Exchange Notes and 2032 Notes, and $125.0 million for the 2030 Notes and 2033 Notes, without such debt having been discharged or acceleration having been rescinded or annulled within ten days after receipt by us of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding; and (iv) events of bankruptcy, insolvency or reorganization affecting us and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indentures also contain covenants limiting the ability to incur debt secured by liens and to enter into certain sale and lease-back transactions.

Future Payment

As of January 3, 2026, the aggregate future annual maturities of long-term debt instruments were as follows:

Year	Amount
2026	$—
2027	350
2028	300
2029	—
2030	1,475
Thereafter	1,325
$3,450

Credit Facilities

On August 12, 2025, the Company’s $1 billion revolving credit facility (the “2021 Credit Agreement”) was terminated and replaced by a new asset-based loan revolving credit facility (the "ABL Facility"). The Company recorded a $6 million loss on extinguishment of the 2021 Credit Agreement during the third quarter of fiscal 2025. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature that provides for additional credit extensions up to $500 million. Our ability to draw upon the ABL Facility is subject to the available borrowing base. Outstanding amounts under the ABL Facility would accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. The applicable rate varies based on Average Historical Excess Availability (as defined in the ABL Facility Agreement) from (i) with respect to base rate loans, 0.25% to 0.75% and (b) with respect to SOFR loans, 1.25% to 1.75% and resets quarterly on a prospective basis and is, in part, derived based-upon the utilization of the facility. Interest is payable on a quarterly basis. Unused commitments under the ABL Facility will accrue an unused commitment fee of either 0.30% or 0.25% per annum, depending on average utilization. As of January 3, 2026, and December 28, 2024, the Company had no outstanding borrowings under its ABL Facility and 2021 Credit Agreements, respectively. As of January 3, 2026, the Company had $896 million of borrowing availability and $104 million letters of credit outstanding under the ABL Facility. As of December 28, 2024, the Company had $1.0 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

The ABL Facility has first lien on substantially all of the accounts receivable, inventory, cash and related assets of the Company and its subsidiary guarantors thereunder. Advance Auto Parts, Inc. is the ABL Facility borrower and the guarantors are (i) each of our subsidiaries that guarantee our recently issued Senior Unsecured Notes and (ii) certain of our Canadian subsidiaries. Availability under the ABL Facility is limited to the lesser of (i) the borrowing base, equal to the sum of 90% of eligible credit card receivables, 85% of eligible trade accounts receivable, 85% of the net orderly liquidation value of eligible inventory and 100% of qualified cash (up to certain limits for the purpose of determining borrowing capacity), subject, in each case, to customary reserves established by the collateral agent under the ABL Facility from time to time, including reserves related to outstanding obligations to our suppliers that are payable to the paying agents, as a result of such suppliers electing, at their option, to utilize third-party financing, commonly referred to as supply chain financing, and debt maturity reserves, and (ii) the aggregate revolving credit commitments. The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant that would result in a fixed charge coverage ratio maintenance requirement as described in the ABL Facility. The fixed charge coverage ratio is defined in the ABL Facility as the ratio of Consolidated Adjusted EBITDA minus Consolidated Capital Expenditures minus Taxes to Fixed Charges, each as defined in the ABL Facility, on a four quarter trailing basis, which requires a minimum 1:1 coverage ratio to be maintained, and restrictions on certain indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments, prepayment of certain indebtedness and transactions with affiliates, subject to various thresholds and caps.

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of January 3, 2026, $2.3 billion was designated as Qualified Cash. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein would become restricted in the event of default or a breach of such covenants. The Company was in compliance with its covenants related to the ABL Facility as of January 3, 2026.

As of January 3, 2026, the Company had no bilateral letters of credit issued separately from the ABL Agreement. As of December 28, 2024, the Company had $91 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are customers of the Company totaling $69 million and $98 million as of January 3, 2026 and December 28, 2024, respectively. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $152 million as of January 3, 2026 and $181 million as of December 28, 2024. The Company continuously assesses the likelihood of performance under these guarantees and as of January 3, 2026 recognized an immaterial liability related to such guarantees.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

8.
Property and Equipment, net

Property and equipment consisted of the following:

	Useful Lives	January 3, 2026	December 28, 2024
Land and land improvements(1)	30 years	$471	$471
Buildings	10 - 30 years	590	556
Building and leasehold improvements	1 - 30 years	713	811
Furniture, fixtures and equipment	3 - 20 years	2,403	2,497
Vehicles	8 years	14	14
Construction in progress		33	45
		4,224	4,394
Less: Accumulated depreciation		(2,955)	(3,060)
Property and equipment, net		$1,269	$1,334

(1) Land is deemed to have an indefinite life.

As of January 3, 2026 and December 28, 2024, the Company had capitalized software costs of $1.0 billion and accumulated depreciation of $816 million and $767 million, respectively. Depreciation expense relating to property and equipment was $260 million, $280 million and $256 million for fiscal 2025, 2024 and 2023, respectively.

As of January 3, 2026 and December 28, 2024, the Company recorded $32 million and $144 million of non-cash asset impairment and write-down charges, including impairment and incremental depreciation as a result of accelerating assets over a shorter useful life, in connection with the 2024 Restructuring Plan and the Other Restructuring Plan which is included in restructuring and related expenses within the accompanying consolidated statements of operations. Refer to Note 3. Restructuring included herein.

During the first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22 million and is included in selling, general and administrative expenses on the consolidated statement of operations for the year ended December 28, 2024.

9.
Leases and Other Commitments

Leases

Substantially all of the Company’s leases are for facilities, vehicles and equipment. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, with the exercise of lease renewal options at the Company's sole discretion. The Company's vehicle and equipment lease terms are typically three to six years. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consisted of the following:

	January 3, 2026	December 28, 2024
Total operating lease liabilities	$2,247	$2,359
Less: Current portion of operating lease liabilities	(435)	(462)
Non-current operating lease liabilities	$1,812	$1,897

The current portion of operating lease liabilities is included in other current liabilities in the accompanying consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Total lease cost is included in cost of sales and total selling, general and administrative expenses in the accompanying consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year ended
	January 3, 2026	December 28, 2024
Operating lease cost	$501	$542
Variable lease cost	148	152
Total lease cost	$649	$694

As of January 3, 2026 and December 28, 2024, the Company recorded $56 million and $65 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying consolidated statements of operations. See Note 3. Restructuring, included herein.

The future maturity of lease liabilities are as follows:

Year	Amount
2026	$535
2027	464
2028	384
2029	349
2030	282
Thereafter	590
Total lease payments	2,604
Less: Imputed interest	(357)
Total operating lease liabilities	$2,247

Operating lease liabilities included $16 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $78 million of legally binding lease obligations for leases signed, but not yet commenced.

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 6.4 years and 4.4% as of January 3, 2026. The Company calculated the weighted average discount rates using incremental borrowing rates, which equal the rates of interest that the Company would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to the Company’s lease liabilities were as follows:

	Year ended
	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$549	$491
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$345	$340

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

10.
Accrued Expenses

Accrued expenses consisted of the following:

	January 3, 2026	December 28, 2024
Taxes payable	$153	$230
Payroll and related benefits	127	163
Self-insurance reserves	86	72
Accrued interest	79	23
Final Worldpac working capital accrual (See Note 19)	55	24
Accrued rebates	48	46
Inventory related accruals	43	67
Other	165	159
Total accrued expenses	$756	$784

11.
Share Repurchase Program

In February 2022, the Company’s Board of Directors authorized an additional $1.0 billion toward the existing share repurchase program. Previously, in April 2021 and November 2019, the Company’s Board of Directors authorized $1.0 billion and $700 million, respectively, for the Company’s share repurchase program. The Company’s share repurchase program permitted the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time. The Board of Directors were able to increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. However, Amendment No. 5 to the Company’s 2021 Credit Agreement, which was terminated on August 12, 2025 and replaced by the ABL facility, generally prohibited open market share repurchases. Share repurchases are generally permitted under the Company's ABL facility, however, under certain circumstances, the Company's ability to repurchase shares may be restricted.

During fiscal 2025 and 2024, the Company did not repurchase any shares of its common stock under the share repurchase program. The remaining authorized amount for share repurchases under the program was $0.9 billion as of January 3, 2026 and December 28, 2024.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

12.
Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Numerator
Net income (loss) from continuing operations	$68	$(587)	$(30)
Net (loss) income from discontinued operations	(24)	251	60
Net income (loss) applicable to common shares	$44	$(336)	$30

Denominator
Basic weighted average common shares	59.9	59.6	59.4
Dilutive impact of share-based awards	0.7	0.3	0.2
Diluted weighted average common shares(1)	60.6	59.9	59.6

Basic earnings (loss) per common share from continuing operations	$1.13	$(9.84)	$(0.51)
Basic (loss) earnings per common share from discontinued operations	(0.40)	4.21	1.01
Basic earnings (loss) per common share	$0.73	$(5.63)	$0.50

Diluted earnings (loss) per common share from continuing operations	$1.13	$(9.80)	$(0.50)
Diluted (loss) earnings per common share from discontinued operations	(0.40)	4.19	1.00
Diluted earnings (loss) per common share	$0.73	$(5.61)	$0.50

(1) For fiscal 2025, 2024 and 2023, restricted stock units ("RSUs") excluded from the diluted calculation as their inclusion would have been anti-dilutive were 0.8 million, 0.5 million and 0.3 million, respectively.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

13.
Income Taxes

The Company has adopted ASU 2023-09 on a prospective basis, which resulted in additional income tax disclosures for the rate reconciliation and related to income taxes paid for 2025. Given that the Company has elected to adopt ASU 2023-09 prospectively, the 2024 and 2023 rate reconciliation is not disaggregated in accordance with ASU 2023-09 and the income taxes paid are not presented by jurisdiction.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and the business interest expense limitation, among others. The Company has determined the OBBBA has an immaterial impact to the Company’s provision for income taxes and deferred tax balances. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, which occurred during the Company’s second quarter of fiscal 2025. Therefore, the Company has reflected the effect of the OBBBA within the provision for income taxes for the fiscal year ended January 3, 2026.

Provision for Income Taxes

Provision for income taxes from continuing operations consisted of the following:

	Current	Deferred	Total
2025
Federal	$(102)	$(29)	$(131)
State	(23)	(13)	(36)
Foreign	9	(1)	8
	$(116)	$(43)	$(159)
2024
Federal	$2	$(172)	$(170)
State	3	(30)	(27)
Foreign	17	(1)	16
	$22	$(203)	$(181)
2023
Federal	$3	$(29)	$(26)
State	2	(8)	(6)
Foreign	15	—	15
	$20	$(37)	$(17)

Disaggregation of loss before income tax expense from continuing operations for the fiscal year ended January 3, 2026:

	Domestic	Foreign	Total
(Loss) income before income tax expense from continuing operations	$(122)	$31	$(91)
Federal income tax benefit	131	—	131
State income tax benefit	36	—	36
Foreign income tax expense	—	(8)	(8)
Net income from continuing operations	$45	$23	$68

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

	Year Ended
	January 3, 2026
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(19)	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect(1)	(29)	31.5

Foreign Tax Effects
Canada
Statutory tax rate difference	(1)	1.1
Provincial taxes	2	(2.3)

Other foreign tax effects	—	—

Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—

Effect of Cross-Border Tax Laws
Global intangible low-taxed income	14	(15.4)

Tax Credits
Research and development tax credit	(2)	2.5
Work opportunity tax credit	(4)	4.5
Empowerment Zone credit	—	—

Changes in Valuation Allowance	—	—

Nontaxable or Nondeductible Items
Share-based payment awards	2	(2.0)
Other nontaxable or nondeductible items	—	—

Changes in Unrecognized Tax Benefits	—	—

Other Adjustments
Reduction of tax basis in assets	41	(45.4)
Stock compensation expense	4	(4.0)
Capital loss(2)	(164)	180.2
Change in gain on divestiture	(4)	4.3
Intercompany profit elimination	2	(2.3)
Other Adjustments	(1)	1.3
Effective Tax Rate	$(159)	175.0%

(1) State taxes in Florida, Georgia, Illinois, Maryland, New York, Pennsylvania, and Virginia make up the majority (greater than 50 percent) of the tax effect in this category.

(2) In fiscal year 2025, the Company completed an internal legal entity restructuring event which was treated as a taxable stock disposition for U.S. federal income tax purposes. As a result, the Company recognized a capital loss deduction which was utilized against capital gain income.

	Year Ended
	December 28, 2024	December 30, 2023
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2024 and 2023)	$(161)	$(10)
State income taxes, net of federal income tax	(22)	(6)
Other, net	2	(1)
Provision for income taxes	$(181)	$(17)

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Income Taxes Paid

Income taxes paid, net of refunds, consisted of the following:

Year Ended
January 3, 2026
Federal	$—
State	(1)
Foreign	14
Total	$13

Income taxes paid (net of refunds) was $37 million and $99 million for the fiscal years 2024 and 2023, respectively.

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended
January 3, 2026
State
North Carolina	$(1)
Virginia	(1)
Texas	1
Total	$(1)

Foreign
Canada	1
Puerto Rico	2
India	1
Taiwan	9
Total	$13

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) were as follows:

	January 3, 2026	December 28, 2024
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$53	$39
Share-based compensation	10	11
Accrued medical and workers compensation	8	6
Net operating loss carryforwards	122	2
Operating lease liabilities	561	598
Interest expense limitation	34	—
Tax credit carryforwards	13	—
State capital loss carryforward	16	—
Other, net	11	9
Total deferred income tax assets before valuation allowances	828	665
Less: Valuation allowance	(22)	(5)
Total deferred income tax assets	806	660
Deferred income tax liabilities:
Property and equipment	(64)	(9)
Inventories	(224)	(182)
Intangible assets	(95)	(92)
Operating lease right-of-use assets	(535)	(570)
Reduction of tax basis in assets	(30)	—
Total deferred income tax liabilities	(948)	(853)
Net deferred income tax liabilities	$(142)	$(193)

As of January 3, 2026 and December 28, 2024, the Company’s net operating loss (“NOL”) carryforwards comprised state NOLs of $664 million and $106 million, respectively. Federal NOL carryforwards were $449 million as of January 3, 2026. There were no Federal NOL carryforwards as of December 28, 2024. State NOLs may be used to reduce future taxable income and may expire in various years based on jurisdiction, whereas federal NOLs are carried forward indefinitely. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available, the Company has recorded a valuation allowance of $18 million as of January 3, 2026 and $2 million as of December 28, 2024. In addition, the Company recorded a $4 million and $3 million valuation allowance on foreign tax credit carryforwards as of January 3, 2026 and December 28, 2024, respectively. The amount of deferred income tax assets realizable could change in the future if projections of future taxable income change.

The Company has not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of January 3, 2026 and December 28, 2024, these accumulated net earnings generated by foreign operations were $113 million and $93 million, respectively, which did not include earnings deemed to be repatriated as part of the U.S. Tax Cuts and Jobs Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Unrecognized Tax Benefits

The following table summarizes the activity of the Company’s gross unrecognized tax benefits:

	January 3, 2026	December 28, 2024	December 30, 2023
Unrecognized tax benefits, beginning of period	$16	$11	$15
Increases related to prior period tax positions	2	6	—
Increases related to current period tax positions	—	1	1
Expiration of statute of limitations	(1)	(2)	(5)
Unrecognized tax benefits, end of period	$17	$16	$11

As of January 3, 2026, December 28, 2024, and December 30, 2023, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate of 175.0%, 23.6% and 36.4%, respectively. During 2025, the Company recorded income tax-related interest and penalty expense of $0.6 million, and in 2024 and 2023, the Company recorded income tax-related interest and penalty expense of $0.6 million and benefit of $0.2 million, respectively, due to uncertain tax positions included in the Provision for income taxes in the accompanying consolidated statements of operations. As of January 3, 2026 and December 28, 2024, the Company recorded a liability for potential interest of $4 million and $3 million, respectively. Liabilities for potential penalties of were immaterial in all periods presented. The Company does not provide for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2022.

14.
Commitments and Contingencies

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

15.
Benefit Plans

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions to these plans were $26 million, $23 million and $23 million in fiscal 2025, 2024 and 2023, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus as determined by the Retirement Plan Committee. The Company maintains a deferred compensation liability for this plan. As of January 3, 2026 and December 28, 2024, the deferred compensation plan liability was $10 million and $15 million, respectively, and recorded within accrued expenses in the consolidated balance sheets.

16.
Share-Based Compensation

Overview

The Company grants share-based compensation awards to its team members and members of the Board of Directors as provided for under the 2023 Omnibus Incentive Compensation Plan (“2023 Plan”), approved on May 24, 2023, which replaced the Company’s 2014 Long-Term Incentive Plan. In fiscal 2025, 2024 and 2023, the Company granted share-based compensation primarily in the form of RSUs. The Company’s grants have two methods of measuring fair value and are categorized into three types of awards, which include time-based service awards, performance-based or market-based awards, and hybrid awards that include both performance and market conditions.

The Company has historically granted stock options, however, commencing in fiscal 2025, the Company has stopped granting stock options and the associated expense and activity is not material.

At January 3, 2026, there were 2.9 million shares of common stock available for future issuance under the 2023 Plan. Shares forfeited become available for reissuance and are included in availability.

Restricted Stock Units

Time-based RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, which may be forfeited, but are not entitled to voting rights. The grant date fair value of time-based RSUs is calculated utilizing the Company's externally quoted closing stock price on the date of grant.

Performance-based awards generally may vest following a three-year period subject to the achievement of certain financial goals, market conditions, or a hybrid of both, as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 300% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. Compensation expense for

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

performance-based awards was determined based on management's estimate of the probable vesting outcome. The number of performance-based awards outstanding is based on the number of awards that the Company believes were probable of vesting at January 3, 2026.

For market-based RSUs and performance-based RSUs that include market conditions, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

	January 3, 2026	December 28, 2024	December 30, 2023
Risk-free interest rate(1)	3.9%	4.4%	4.6%
Expected dividend yield	—%	—%	—%
Expected stock price volatility(2)	50.5%	58.4%	37.4%

(1) The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the vesting period of the award.

(2) Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between the Company’s stock prices and the Company’s peer group.

Liquidity discounts are calculated using the Chaffe, Cost of Carry or Finnerty models, or a combination of all three, to adjust the fair value for post-vest restrictions. Vesting of market-based RSUs depends on the Company’s relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting. Vesting of hybrid RSUs depends on the achievement of certain financial goals as well as the Company's relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting. The Company estimated a liquidity discount of 12.6% in fiscal 2025 to adjust the fair value for the post-vest restrictions.

The following table summarizes activity for time-based, performance-based, and market-based RSUs in fiscal 2025 (in millions except for fair value):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at December 28, 2024	0.9	$92.72
Granted	1.4	35.41
Vested	(0.3)	99.05
Forfeited	(0.4)	56.77
Nonvested at January 3, 2026	1.6	$49.87

The following table summarizes certain information concerning activity for time-based, performance-based, and market-based RSUs (in millions except for per unit fair value):

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
RSUs:
Weighted average fair value of RSUs granted	$35.41	$80.45	$96.26
Total grant date fair value of RSUs vested	$30	$45	$52

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

Other Considerations

Total income tax benefit related to share-based compensation expense for fiscal 2025, 2024 and 2023 was $9 million, $10 million and $10 million, respectively.

As of January 3, 2026, there was $51 million of unrecognized compensation expense related to all share-based awards that are expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (“ESPP”). Under the ESPP, eligible team members may elect salary deferrals to purchase the Company’s common stock at a discount of 10% from its fair market value on the date of purchase. As of January 3, 2026, there were 2.3 million shares available to be issued under the ESPP.

17.
Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s consolidated balance sheets. As of January 3, 2026, and December 28, 2024, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.5 billion and $3.2 billion, respectively. As of January 3, 2026, there were no amounts outstanding for Worldpac. As of December 28, 2024, $0.4 billion was included in the confirmed obligations outstanding but is excluded from the Company’s accounts payable balance on the Company’s consolidated balance sheets, as such amounts represent liabilities of Worldpac transferred with the sale of the business in fiscal 2024. Under the provisions of the Worldpac sale, the Company provided certain letters of credit to the buyer to support supply chain financing for the buyer. As of January 3, 2026, there were no remaining letters of credit outstanding to support Worldpac's supply chain financing program. See Note 19. Discontinued Operations, included herein.

The Company’s confirmed obligations to suppliers participating in these financing arrangements consist of the following (in billions):

January 3, 2026
Confirmed obligations outstanding at the beginning of the year	$3.2
Confirmed invoices paid during the year(1)	(3.4)
Invoices confirmed during the year	2.7
Confirmed obligations outstanding at the end of the year	$2.5

(1) Includes $0.4 billion in payments made related to confirmed obligations outstanding for Worldpac included in the confirmed obligations outstanding at the beginning of the year.

18.
Segment Reporting

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

The Company has one operating segment and one reportable segment, effective during the first quarter of fiscal year 2025, resulting from the stabilization of the Company’s new organizational structure due to the significant restructuring activities announced in fiscal year 2024 as further described in Note 3. Restructuring, included herein. Following this restructuring, the Company no longer has two operating segments, which were previously aggregated into a single reportable segment. The Company conducts its operations principally in the geographical areas of the U.S. and Canada through its Advance Auto Parts and Carquest trade brands. The products sold by the Company, across all geographic areas, have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores and self-service e-commerce sites. All of the Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers, and the methods used to distribute products and provide service to its customers. Due to these reasons, the Company has one operating segment, referred to as Advance Auto Parts/Carquest.

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

	Year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$8,601	$9,094	$9,209
Less:
Cost of sales	4,868	5,685	5,349
Selling, general and administrative expenses(1)	3,372	3,592	3,592
Restructuring and related expenses	204	309	16
Depreciation and amortization expense(2)	200	221	213
Interest expense	139	81	88
Other segment items(3)	(91)	(26)	(2)
Income tax benefit	(159)	(181)	(17)
Net income (loss) from continuing operations	$68	$(587)	$(30)

(1) Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.

(2)Excluded $49 million and $23 million of depreciation and amortization expense included within cost of sales and restructuring, respectively, for fiscal 2025, $56 million and $15 million , respectively, for fiscal 2024. Depreciation and amortization expense included within cost of sales for fiscal 2023 was $56 million. There was no depreciation or amortization included within restructuring for fiscal 2023.

(3) Other segment items relates to interest income, loss on extinguishment of debt, and income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024, included in total other, net, in the accompanying consolidated statements of operations.

The following table presents the Company’s net sales disaggregated by geographical area:

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
United States	$8,309	$8,800	$8,914
Canada	292	294	295
Total	$8,601	$9,094	$9,209

No asset information has been provided for the reportable segment as the CODM does not regularly review asset information by reportable segment.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

19.
Discontinued Operations

On August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses, the final working capital true-up adjustment and excluding the impact of taxes were approximately $1.44 billion. The Company’s sale of Worldpac was progress towards the changing landscape of the business with increased focus on the Advance blended-box model. The Company classified the results of operations and cash flows of Worldpac as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The related assets and liabilities associated with the discontinued operations are not included in the consolidated balance sheets as of January 3, 2026 and December 28, 2024. Additionally, beginning August 22, 2024, the Company ceased recording depreciation and amortization for Worldpac’s finite-lived intangible assets and operating lease ROU assets.

In connection with the Worldpac divestiture, the Company agreed to provide letters of credit in the aggregate amount of up to $200 million, issued under its unsecured revolving credit facility, for up to twelve months after closing of the transaction as credit support for Worldpac’s new supply chain financing program, which letter of credit exposure will reduce to zero no later than 24 months after closing. As of January 3, 2026, there were no remaining letters of credit outstanding to support Worldpac's supply chain financing program.

Additionally, the Company and Worldpac entered into a Transition Services Agreement ("TSA") and Reverse Transition Services Agreement, pursuant to which the two entities will provide certain services to each other during the post-closing period. The minimum terms of the agreements are for twelve months, which may be extended by the Company and Worldpac for up to two three-month extension periods. Services provided under the TSA and Reverse Transition Services Agreement are substantially complete as of January 3, 2026.

The total net loss from discontinued operations in fiscal 2025 relates to an adjustment for customary final working capital amounts, reflected as an adjustment to the original estimated purchase price and a reduction to the initial gain on divestiture recorded in fiscal 2024. The accrual for the final working capital adjustment payment is classified within accrued expenses on the consolidated balance sheets. Refer to Note 10. Accrued Expenses, included herein.

The following table presents the major components of discontinued operations in the Company's consolidated statements of operations:

	Year Ended
(in millions)	January 3, 2026	December 28, 2024	December 30, 2023
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net sales	$—	$1,797	$2,078
Cost of sales, including purchasing and warehousing costs	—	1,194	1,415
Gross profit	—	603	663
Selling, general and administrative expenses	—	503	588
Operating income	—	100	75
Other, net:
Other (expense) income, net	—	(3)	4
Net (loss) gain on divestiture	(31)	349	—
Total other, net	(31)	346	4
(Loss) income from discontinued operations related to major classes before provision for income taxes	(31)	446	79
Income tax benefit (expense)	7	(195)	(19)
Net (loss) income from discontinued operations	$(24)	$251	$60

Advance Auto Parts, Inc.

Schedule II - Valuation and Qualifying Accounts

Valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fifth Amendment to Restated Certificate of Incorporation, effective August 9, 2024.	10-Q	3.1	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.1	8/14/2023
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.8	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/17/2020
4.9	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.10	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.11	Tenth Supplemental Indenture, dated as of March 9, 2023, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/9/2023
4.12	Eleventh Supplemental Indenture dated as of August 4, 2025 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Computershare Trust Company, N.A., as Trustee.	10-Q	4.5	8/14/2025
4.13	Indenture, dated as of August 4, 2025, by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as Trustee	8-K	4.1	8/5/2025

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.14	Second Supplemental Indenture dated as of August 4, 2025 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Computershare Trust Company, N.A., as Trustee.	10-Q	4.4	8/14/2025
4.15	Form of 1.750% Notes due 2027 (included in Exhibit 4.9).	8-K	4.6	9/30/2020
4.16	Form of 5.950% Notes due 2028 (included in Exhibit 4.11).	8-K	4.1	3/9/2023
4.17	Form of 3.900% Notes due 2030 (included in Exhibit 4.8).	8-K	4.1	4/17/2020
4.18	Form of 3.500% Notes due 2032 (included in Exhibit 4.10).	8-K	4.1	3/4/2022
4.19	Form of 7.000% Notes due 2030 (included in Exhibit 4.13).	8-K	4.2	8/5/2025
4.20	Form of 7.350% Notes due 2033 (included in Exhibit 4.13).	8-K	4.3	8/5/2025
10.1	Form of Indemnification Agreement with Directors and Officers.	10-Q	10.4	11/14/2024
10.2*	Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective August 7, 2024).	10-Q	10.3	11/14/2024
10.3*	Advance Auto Parts, Inc. Executive Incentive Award Plan.	10-K	10.8	3/12/2024
10.4*	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.5*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan.	10-Q	10.3	6/6/2023
10.6*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan (CEO).	10-Q	10.4	6/6/2023
10.7*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2014 Plan.	10-Q	10.5	6/6/2023
10.8*	Advance Auto Parts, Inc. 2023 Omnibus Incentive Compensation Plan.	10-Q	10.1	6/6/2023
10.9*	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.6	6/6/2023
10.10*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.7	6/6/2023
10.11*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2023 Plan.	10-Q	10.8	6/6/2023
10.12*	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.13*	Description of Non-Employee Director Compensation.	10-K	10.24	3/12/2024
10.14*	Form of 2024 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/30/2024
10.15*	Form of 2024 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.4	5/30/2024
10.16*	Form of 2024 Advance Auto Parts, Inc. Time-Based Nonqualified Option Award Agreement.	10-Q	10.5	5/30/2024
10.17*	Form of 2025 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	5/26/2025
10.18*	Form of 2025 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/26/2025
10.19	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.20	Credit Agreement, dated August 12, 2025 among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	10.1	8/14/2025
10.21*	Employment Agreement effective June 24, 2024 between Advance Auto Parts, Inc. and Bruce M. Starnes, III.				X
10.22*	Employment Agreement effective August 21, 2023 between Advance Auto Parts, Inc. and Shane M. O'Kelly.	8-K	10.1	8/23/2023
10.23*	Employment Agreement effective November 13, 2023 between Advance Auto Parts, Inc. and Ryan P. Grimsland.	8-K	10.1	11/15/2023
19.1	Advance Auto Parts, Inc. Insider Trading Policy	10-K	10.39	3/12/2024
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
22.1	List of Issuers and its Guarantor Subsidiaries	10-Q	22.1	10/30/2025

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy	10-K	97.1	2/26/2025
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X

*Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Date:	February 13, 2026	/s/ Ryan P. Grimsland
Ryan P. Grimsland
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane M. O’Kelly	President and Chief Executive Officer and Director	February 13, 2026
Shane M. O’Kelly	(Principal Executive Officer)

/s/ Ryan P. Grimsland	Executive Vice President, Chief Financial Officer	February 13, 2026
Ryan P. Grimsland	(Principal Financial Officer)

/s/ Michael P. Beland	Senior Vice President, Controller and Chief Accounting Officer	February 13, 2026
Michael P. Beland	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	February 13, 2026
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	February 13, 2026
Carla J. Bailo

/s/ John F. Ferraro	Director	February 13, 2026
John F. Ferraro

/s/ Joan M. Hilson	Director	February 13, 2026
Joan M. Hilson

/s/ Richard A. Johnson	Director	February 13, 2026
Richard A. Johnson

/s/ Gregory L. Smith	Director	February 13, 2026
Gregory L. Smith

/s/ Thomas W. Seboldt	Director	February 13, 2026
Thomas W. Seboldt

/s/ A. Brent Windom	Director	February 13, 2026
A. Brent Windom