Form 10-Q
period 2026-04-25
ADVANCE AUTO PARTS INC
filed 2026-05-21
CIK 1158449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2026

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

As of May 18, 2026, the number of shares of the registrant’s common stock outstanding was 60.3 million shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, future business and financial performance, revenue, earnings, cash flow, liquidity, restructuring and asset optimization plans, financial objectives, debt capital structure, operational plans and objectives, capital expenditures, organizational changes, cost reductions, expectations for macroeconomic conditions, marketing strategies, inflation, impairments, consumer behavior and preferences, labor costs and availability, supply chain and merchandising strategies and effects, technology investments, effective tax rates, regulatory changes and impacts, anticipated impacts of tariffs and other trade barriers, tariff refunds, compliance with debt covenants, statements about the status of, and capacity and utilization under, the Company’s supply chain financing arrangements and statements about the Company’s future credit ratings and outlook as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, risks relating to incurrence of indebtedness and increased leverage, risks relating to the Company's credit ratings or perceived creditworthiness, deterioration of general macroeconomic conditions, geopolitical factors, including increased tariffs, petroleum supply and prices, and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain, implementation and operation of information and technology systems and innovative technologies, and challenges with transforming and growing its business. Please refer to "Item 1A. Risk Factors" of the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as updated by the Company's subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except par value amounts) (Unaudited)

Assets	April 25, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$2,956	$3,123
Receivables, net	402	380
Inventories, net	3,815	3,646
Other current assets	128	141
Total current assets	7,301	7,290
Property and equipment, net	1,253	1,269
Operating lease right-of-use assets	2,131	2,157
Goodwill	600	600
Other intangible assets, net	399	400
Other assets	115	110
Total assets	$11,799	$11,826
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,054	$2,977
Accrued expenses	630	756
Other current liabilities	423	443
Total current liabilities	4,107	4,176
Long-term debt	3,414	3,412
Operating lease liabilities	1,813	1,812
Deferred income taxes	153	142
Other long-term liabilities	99	86
Total liabilities	9,586	9,628

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 78 million shares issued and 60 million outstanding at April 25, 2026 and 78 million shares issued and 60 million outstanding at January 3, 2026	1,046	1,033
Treasury stock, at cost	(2,952)	(2,944)
Accumulated other comprehensive loss	(36)	(37)
Retained earnings	4,155	4,146
Total stockholders' equity	2,213	2,198
Total liabilities and stockholders' equity	$11,799	$11,826

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net sales	$2,614	$2,583
Cost of sales	1,434	1,474
Gross profit	1,180	1,109
Selling, general and administrative expenses, exclusive of restructuring expenses	1,079	1,122
Restructuring and related expenses	32	118
Selling, general and administrative expenses	1,111	1,240
Operating income (loss)	69	(131)
Other, net:
Interest expense	(65)	(27)
Other income, net	31	27
Total other, net	(34)	—
Income (loss) before income tax expense	35	(131)
Income tax expense (benefit)	11	(155)
Net income	$24	$24

Basic earnings per common share	$0.40	$0.40
Basic weighted-average common shares outstanding	60.1	59.8

Diluted earnings per common share	$0.39	$0.40
Diluted weighted-average common shares outstanding	60.9	60.2

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions) (Unaudited)

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net income	$24	$24
Other comprehensive income:
Currency translation adjustments	1	7
Total other comprehensive income	1	7
Comprehensive income	$25	$31

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data) (Unaudited)

	Sixteen Weeks Ended April 25, 2026

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at January 3, 2026	60	$1,033	$(2,944)	$(37)	$4,146	$2,198
Net income	—	—	—	—	24	24
Total other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	12	—	—	—	12
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchase of common stock	—	—	(8)	—	—	(8)
Cash dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at April 25, 2026	60	$1,046	$(2,952)	$(36)	$4,155	$2,213

	Sixteen Weeks Ended April 19, 2025

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	24	24
Total other comprehensive income	—	—	—	7	—	7
Share-based compensation	—	11	—	—	—	11
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchase of common stock	—	—	(2)	—	—	(2)
Cash dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at April 19, 2025	60	$1,007	$(2,942)	$(40)	$4,172	$2,197

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions) (Unaudited)

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Cash flows from operating activities:
Net income	$24	$24
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	74	89
Share-based compensation	12	11
Loss on sale and impairment of long-lived assets	3	10
Expected future credit losses, net	4	9
Provision for deferred income taxes	11	(22)
Other, net	18	3
Net change in:
Receivables, net	(25)	42
Inventories, net	(171)	(114)
Operating lease right-of-use assets	24	50
Other assets	6	(69)
Accounts payable	78	14
Accrued expenses	(52)	(119)
Operating lease liabilities	(36)	(81)
Other liabilities	11	(3)
Net cash used in operating activities	(19)	(156)
Cash flows from investing activities:
Purchases of property and equipment	(56)	(42)
Proceeds from sales of property and equipment	1	15
Other, net	(2)	—
Net cash used in investing activities of continuing operations	(57)	(27)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash used in investing activities	(112)	(27)
Cash flows from financing activities:
Dividends paid	(30)	(15)
Other, net	(7)	(2)
Net cash used in financing activities	(37)	(17)

Effect of exchange rate changes on cash	1	3

Net decrease in cash and cash equivalents	(167)	(197)
Cash and cash equivalents, beginning of period	3,123	1,869
Cash and cash equivalents, end of period	$2,956	$1,672

Non-cash transactions:
Accrued purchases of property and equipment	$17	$12

Supplemental cash flow information:
Interest paid	$99	$39

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

As of April 25, 2026, the Company operated a total of 4,308 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 25, 2026, the Company served 797 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores, in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year 2025 (“2025 Form 10-K”) as filed with the SEC on February 13, 2026. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with prior years, the Company’s first quarter of the year contained sixteen weeks. The Company’s remaining quarters each consist of twelve weeks.

The sixteen weeks ended April 25, 2026 included a payment to settle the customary final working capital amounts related to the Company's sale of Worldpac, which was reflected as a cash outflow for discontinued operations on the condensed consolidated statements of cash flows. The charge was recorded in the fourth quarter of fiscal 2025 and reflects a working capital adjustment recognized as an adjustment to the original estimated purchase price and a reduction in the gain on divestiture recorded as a component of discontinued operations in fiscal 2025 and 2024.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Change in Presentation

Prior year amounts related to the separate disclosure of non-cash expense for expected future credit losses have been reclassified to conform to the current year presentation on the condensed consolidated statements of cash flows. This change in presentation did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements - Adopted

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which makes targeted improvements to the accounting for internal-use software by removing references to “development stages”. The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The amendment in ASU 2025-06 can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company adopted ASU 2025-06 on a prospective basis as of the beginning of fiscal 2026 for all projects, including in-process projects. The adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company adopted ASU 2025-05 on a prospective basis as of the beginning of fiscal 2026. The adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

2.
Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Percentage of Net Sales:
Parts and Batteries	64%	62%
Accessories and Chemicals	21%	23%
Engine Maintenance	14%	14%
Other	1%	1%
Total	100%	100%

There were no major customers individually accounting for 10% or more of consolidated net revenues.

3.
Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of April 25, 2026 and January 3, 2026, respectively. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO credit reserve balance was $121 million and $104 million as of April 25, 2026 and January 3, 2026, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

The non-cash expense (benefit) recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
LIFO credit reserve expense (benefit)	$17	$(14)

Purchasing and warehousing costs included in inventories as of April 25, 2026 and January 3, 2026 were $447 million and $426 million, respectively.

4.
Receivables, net

Receivables, net, consisted of the following:

	April 25, 2026	January 3, 2026
Trade	$392	$370
Vendor	83	87
Other	16	18
Total receivables	491	475
Less: allowance for credit losses	(89)	(95)
Receivables, net	$402	$380

Changes in the allowance for expected credit losses were as follows:

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Allowance for credit losses	April 25, 2026
Balance at beginning of period	$95
Additions	9
Write offs	(15)
Balance at end of period	$89

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

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers ("IEEPA") Act. During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company has not recognized any amounts related to IEEPA tariff recoveries within its condensed consolidated financial statements as of April 25, 2026. The Company will continue to assess the recoverability of these tariffs, and will recognize any recoveries when realized or realizable, the amounts of which could be material to the Company’s condensed consolidated financial statements.

5.
Long-term Debt and Fair Value of Financial Instruments

Fair Value of Financial Assets and Liabilities

As of April 25, 2026 and January 3, 2026, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $3.4 billion. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Credit Facilities

As of April 25, 2026 and January 3, 2026, the Company had no outstanding borrowings under its asset-based loan revolving credit facility (the "ABL Facility"). As of April 25, 2026 and January 3, 2026 the Company had $896 million of borrowing availability and $104 million letters of credit outstanding under the ABL Facility.

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of April 25, 2026 and January 3, 2026, $2.3 billion was designated as Qualified Cash. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein will

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

become restricted in the event of default or a breach of such covenants. The Company was in compliance with its covenants related to the ABL Facility in all periods presented.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are or, prior to the Company’s restructuring and asset optimization plan approved in November 2024 ("2024 Restructuring Plan"), were customers of the Company, totaling $66 million and $69 million as of April 25, 2026 and January 3, 2026, respectively. This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase loans, and a non-contingent liability accounted for under ASC 460, Guarantees, related to our obligation to stand-ready to perform under the obligation. The Company continuously assesses the likelihood of performance under these guarantees and records liabilities established related to these financial guarantees within other current liabilities in the condensed consolidated balance sheets. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $120 million and $152 million as of April 25, 2026 and January 3, 2026, respectively.

6.
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

Total lease costs are comprised of the following:

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Operating lease cost	$147	$168
Variable lease cost	47	51
Total lease cost	$194	$219

During the sixteen weeks ended April 25, 2026 and sixteen weeks ended April 19, 2025 the Company recorded $6 million and $29 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying condensed consolidated statements of operations. See Note 11. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included herein.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Other information relating to the Company’s lease liabilities was as follows:

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$179
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$100	$91

7.
Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Numerator
Net income	$24	$24

Denominator
Basic weighted average common shares	60.1	59.8
Dilutive impact of share-based awards	0.8	0.4
Diluted weighted average common shares(1)	60.9	60.2

Basic earnings per share	$0.40	$0.40

Diluted earnings per share	$0.39	$0.40

(1)
For the sixteen weeks ended April 25, 2026 and April 19, 2025, 1.0 million and 0.9 million, respectively, of share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive.
8.
Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institutions at terms negotiated between the supplier and the third-party financial institutions. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of April 25, 2026, and January 3, 2026, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.5 billion.

9.
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

On October 9, 2023, and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022, and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024, and the court-appointed lead plaintiff filed a consolidated and amended complaint on April 22, 2024. The consolidated and amended complaint proposes a Class Period of November 16, 2022 to November 15, 2023, and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. On June 21, 2024, defendants filed a motion to dismiss the consolidated and amended complaint. On January 23, 2025, the motion to dismiss was granted by the United States District Court for the Eastern District of North Carolina. On April 17, 2026, the 4th Circuit Court of Appeals affirmed the dismissal in full.

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

10.
Segment Reporting

The Company conducts its operations principally in the geographical areas of the U.S. and Canada through its Advance Auto Parts and Carquest trade brands. The products sold by the Company, across all geographic areas, have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores and self-service e-commerce sites. All of the Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers, and the methods used to distribute products and provide service to its customers. Due to these reasons, the Company has one operating segment, referred to as Advance Auto Parts/Carquest and one reportable segment. As geographic information is not a key component of how the chief operating decision maker (“CODM”) reviews performance and allocates resources, such entity-wide information is not disclosed on a quarterly basis.

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

	Sixteen Weeks Ended
	April 25, 2026	April 19, 2025
Net sales	$2,614	$2,583
Less:
Cost of sales	1,434	1,474
Selling, general and administrative expenses(1)	1,021	1,085
Restructuring and related expenses	32	118
Depreciation and amortization expense(2)	58	37
Interest expense	65	27
Other segment items(3)	(31)	(27)
Income tax expense (benefit)	11	(155)
Net income	$24	$24

(1)
Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.
(2)
Excludes depreciation and amortization included in restructuring and related expenses and cost of sales, respectively.
(3)
Other segment items relates primarily to interest income and, in fiscal 2025, income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024, included in total other, net, in the accompanying condensed consolidated statements of operations.
11.
Restructuring

2024 Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan, a restructuring and asset optimization plan designed to improve the Company’s profitability and growth potential and streamline its operations. This plan contemplated the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. The Company completed the closure of all of these locations during the first quarter of 2025.

Expenses associated with the 2024 Restructuring Plan included: (1) inventory write down of inventory to net realizable value due to liquidation sales as a result of store closures and streamlining assortment associated with the 2024 Restructuring Plan, (2) non-cash asset impairment and accelerated amortization and depreciation of operating lease right-of-use (“ROU”) assets and property and equipment, (3) personnel expenses related to severance and transition expenses, which were offered to certain employees who would provide services through key dates to ensure completion of closure activities and (4) other location closure-related activity, including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives and other related expenses, including incremental revisions to receivable collectability due to termination of contracts with independents associated with the 2024 Restructuring Plan.

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

The Company has recorded all restructuring and related expenses as a component of selling, general and administrative expenses in the condensed consolidated statement of operations, with the exception of inventory related expenses that are recorded as a component of cost of sales in the condensed consolidated statement of operations.

Restructuring and related expenses for the periods presented was as follows:

	Sixteen Weeks Ended
2024 Restructuring Plan Expenses:	April 25, 2026	April 19, 2025
Cost of sales:
Inventory (recovery) write-down	$(6)	$—
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	5	41
Severance and other personnel expenses	—	15
Other location closure related expenses(1)	15	49
2024 Restructuring Plan Expenses	$14	$105

Other Restructuring Plan Expenses:
Cost of sales expenses:
Distribution network optimization	$4	$—
Selling, general and administrative expenses:
Distribution network optimization	3	3
Impairment and write-down of long-lived assets	4	4
Worldpac post transaction-related expenses	—	3
Other restructuring expenses(2)	5	3
Other Restructuring Plan Expenses	$16	$13

(1)
Other location closure related activity for the sixteen weeks ended April 25, 2026 includes $13 million for reserves on independent loans and the remaining of other related expenses are associated with location closures, including the transfer of assets. Other location closure related activity for the sixteen weeks ended April 19, 2025 includes $30 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $7 million for reserves on independent loans and the remaining other related expenses are associated with location closures, including the transfer of assets.
(2)
Other restructuring expenses primarily consists of nonrecurring services rendered by third-party vendors, severance and other personnel expenses.

Restructuring liabilities were immaterial as of April 25, 2026 and January 3, 2026.

As of April 25, 2026, the cumulative amount incurred to date for active restructuring plans totaled $1.0 billion, consisting of write-down of inventory to net realizable value, lease termination impacts, other exit-related expenses related to ceased use buildings, professional service fees and certain employee termination benefits. Substantially all of the costs under the restructuring plans have been incurred as of April 25, 2026. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million through fiscal 2026.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

12.
Income Taxes

The Company’s effective tax rate for the sixteen weeks ended April 25, 2026 was higher than the estimated annual effective tax rate, primarily due to a discrete charge for stock-based compensation. The Company's effective tax rate for the sixteen weeks ended April 19, 2025 was lower than the estimated annual effective tax rate, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (filed with the SEC on February 13, 2026) which the Company refers to as the “2025 Form 10-K”), and the Company’s unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with the previous fiscal year, the Company’s first quarter of the year contained sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

First Quarter Fiscal 2026 Management Overview

The Company’s financial results for the first quarter of 2026 includes:

•
Net sales during the first quarter of fiscal 2026 were $2.6 billion, an increase of 1.2% compared with the first quarter of fiscal 2025. Comparable store sales increased by 3.5%.
•
Gross profit margin for the first quarter of 2026 was 45.1% of net sales, an increase of 221 basis points compared with the first quarter of fiscal 2025.
•
Selling, general and administrative expenses, exclusive of restructuring and related expenses for the first quarter of fiscal 2026 were 41.3% of net sales, a decrease of 216 basis points compared with the first quarter of fiscal 2025.
•
The Company generated a diluted earnings per share of $0.39 during the first quarter of fiscal 2026, compared with a diluted earnings per share of $0.40 for the comparable period of 2025.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers.

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers ("IEEPA") Act. During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company has not recognized any amounts related to IEEPA tariff recoveries within its condensed consolidated financial statements as of April 25, 2026. The Company will continue to assess the recoverability of these tariffs, and will recognize any recoveries when realized or realizable, the amounts of which could be material to the Company’s condensed consolidated financial statements.

The recent geopolitical events in the Middle East have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, which has increased the price of oil and non-petroleum products. Although the length and impact of these events are highly unpredictable, they could lead to market disruptions, including significant volatility in prices, supply, credit and capital market, consumer behavior and supply chain disruptions. These items, along with actual or perceived weakness in the economic and business climate, could have an adverse impact on our financial condition and results of operations in future periods.

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

•
Significant changes in U.S trade policies, including the global trade tariffs
•
Inflationary pressures, including logistics and labor
•
Global supply chain disruptions
•
Cost of fuel
•
Changes in the number of miles driven
•
Unemployment rates
•
Interest rates
•
Consumer confidence and purchasing power
•
Competition
•
Changes in new car sales
•
Economic and geopolitical uncertainty
•
Foreign currency exchange volatility

While these factors tend to fluctuate, the Company remains confident in the long-term growth prospects for the automotive parts industry.

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 25, 2026, four stores were opened and one store was closed, resulting in a total of 4,308 stores as of the end of the first fiscal quarter compared with a total of 4,305 stores as of January 3, 2026.

Results of Operations

	Sixteen Weeks Ended
($ in millions)	April 25, 2026		April 19, 2025		Change(1)	Basis Points
Net sales	$2,614	100.0%	$2,583	100.0%	$31	—
Cost of sales	1,434	54.9	1,474	57.1	40	(221)
Gross profit	1,180	45.1	1,109	42.9	71	221
Selling, general and administrative expenses, exclusive of restructuring and related expenses	1,079	41.3	1,122	43.4	43	(216)
Restructuring and related expenses	32	1.2	118	4.6	86	(334)
Selling, general and administrative expenses	1,111	42.5	1,240	48.0	129	(550)
Operating income (loss)	69	2.6	(131)	(5.1)	200	771
Interest expense	(65)	(2.5)	(27)	(1.0)	(38)	(144)
Other income, net	31	1.2	27	1.0	4	14
Income tax expense (benefit)	11	0.4	(155)	(6.0)	(166)	642
Net income	$24	0.9%	$24	0.9%	$—	—

(1)
Represents favorable (unfavorable) year over year change.

Note: Sums may not equal totals due to rounding.

Net Sales

For the sixteen weeks ended April 25, 2026, net sales increased 1.2% and comparable store sales increased 3.5% compared with the same period in 2025. Net sales increased due to higher average sales prices, partially offset by lower transaction volume and the reduction in sales resulting from store closures during the sixteen weeks ended April 19, 2025 associated with our 2024 Restructuring Plan.

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

Gross Profit

For the sixteen weeks ended April 25, 2026 and April 19, 2025, gross profit was $1.2 billion, or 45.1% of net sales, and $1.1 billion, or 42.9% of net sales, respectively. The increase in gross profit as a percentage of net sales compared to the prior comparative period was driven by expansion in product margin and the impact of lower margin liquidation sales related to our 2024 Restructuring Plan, which negatively impacted gross profit margin in the sixteen weeks ended April 19, 2025.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the sixteen weeks ended April 25, 2026, SG&A expenses, exclusive of restructuring and related expenses, were $1.1 billion, or 41.3% of net sales, compared with $1.1 billion, or 43.4% of net sales, for the sixteen weeks ended April 19, 2025. Overall SG&A expenses decreased in the sixteen weeks ended April 25, 2026, as compared to prior comparative periods, as a result of operating costs eliminated for stores closed during the sixteen weeks ended April 19, 2025 as a result of our 2024 Restructuring Plan.

Restructuring and Related Expenses

For the sixteen weeks ended April 25, 2026, restructuring and related expenses were $32 million, or 1.2% of net sales, compared to $118 million, or 4.6% of net sales, in the prior year comparable period. The decrease in expenses as compared to the same period in fiscal 2025, relates to timing of the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024, with the majority of costs being incurred by the end of first quarter of fiscal 2025 following the closure of all stores under the Plan. Substantially all of the costs under the restructuring plans have been incurred as of April 25, 2026. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million through the remainder of fiscal 2026 related to the active restructuring plans. See Note 11. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Interest Expense

For the sixteen weeks ended April 25, 2026, interest expense increased as compared to the same periods in fiscal 2025, due to an increase in the principal amount of interest bearing long-term debt from the debt issuance completed in the third quarter of fiscal 2025.

Other Income, Net

For the sixteen weeks ended April 25, 2026, other income, net increased as compared to the same period in fiscal 2025, due to higher interest income earned from higher cash and cash equivalent balances held due to the net proceeds received from the issuance of $1.95 billion in Senior Unsecured Notes in the third quarter of fiscal 2025. This was partially offset by lower interest rates and a reduction in income recognized from the transition services (“TSA Services”) agreement with Worldpac.

Income Tax Expense (Benefit)

For the sixteen weeks ended April 25, 2026, the Company’s provision for income taxes reflected an expense of $11 million compared with an income tax benefit of $155 million for the same period in 2025. The income tax benefit in fiscal 2025 resulted from a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million, related to an internal legal entity restructuring event completed in the fiscal year treated as a taxable stock disposition for U.S. federal income tax purposes. As a result, the Company recognized a capital loss deduction which was utilized against capital gain income.

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

	April 25, 2026	January 3, 2026	Change
Cash and cash equivalents	$2,956	$3,123	$(167)
ABL Facility borrowing availability	896	896	—

The decrease in cash and cash equivalents was primarily due to the final working capital payment made related to the Company's sale of Worldpac totaling $55 million, $55 million used for purchases of property and equipment, net of proceeds from sales, the payment of $30 million in dividends and net cash used in operating activities of $19 million, primarily as a result of changes in net working capital.

The Company believes that its cash and cash equivalents and sources of liquidity will satisfy its working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future.

Analysis of Cash Flows

The Company’s cash flows from operating, investing and financing activities were as follows (in millions):

	Year ended
	April 25, 2026	April 19, 2025
Net cash used in operating activities	$(19)	$(156)
Net cash used in investing activities of continuing operations	(57)	(27)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash used in financing activities	(37)	(17)
Effect of exchange rate changes on cash	1	3
Net decrease in cash and cash equivalents	$(167)	$(197)

Operating Activities

For the sixteen weeks ended April 25, 2026, cash used in operating activities changed favorably by $137 million compared with the same period of prior year. The increase as compared to the comparative period was due to lower cash charges related to the 2024 Restructuring Plan and other changes in net working capital.

Investing Activities

For the sixteen weeks ended April 25, 2026, cash flows used in investing activities of continuing operations increased by $30 million compared with the sixteen weeks ended April 19, 2025, with higher spend on property and equipment in the current period, partially offset by lower proceeds from the sale of property and equipment.

Net cash used in investing activities of discontinued operations for the sixteen weeks ended April 25, 2026, increased by $55 million compared with the sixteen weeks ended April 19, 2025, due to the timing of the final working capital payment made related to the Company's sale of Worldpac.

Financing Activities

For the sixteen weeks ended April 25, 2026, cash flows used in financing activities was $37 million, an increase of $20 million as compared with sixteen weeks ended April 19, 2025. The increase in cash used in financing activities was due to two dividend payments being made during the sixteen weeks ended April 25, 2026 as compared to one dividend payment made during the sixteen weeks ended April 19, 2025.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors. The Company’s ABL Facility has certain restrictions that may limit the Company’s ability to increase the amount of the Company’s cash dividends above its current levels.

Long-Term Debt

As of April 25, 2026 and January 3, 2026, the Company had outstanding principal of long-term debt totaling $3.5 billion.

For further details, see Note 5. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Credit Facilities

The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature that provides for additional credit extensions up to $500 million.

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in ABL Facility. As of April 25, 2026 and January 3, 2026, approximately $2.3 billion of cash and cash equivalents was designated as qualified cash and are subject to customary “springing” control agreements, as described in the ABL Facility Agreement.

As of April 25, 2026 and January 3, 2026, the Company had no outstanding borrowings, $896 million borrowing availability, and $104 million letters of credit outstanding under the ABL Facility. The Company was in compliance with its covenants related to the ABL Facility in all periods presented.

As of April 25, 2026 and January 3, 2026, the Company had no bilateral letters of credit issued separately from the ABL Agreement.

For further details, see Note 5. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1., respectively.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2025 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of April 25, 2026, other than for the changes disclosed in the “Notes to the Condensed Consolidated Financial

Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since January 3, 2026. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2025 Form 10-K.

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

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of April 25, 2026. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter ended April 25, 2026, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

None.

ITEM 1. LEGAL PROCEEDINGS

Information regarding certain legal proceedings is provided in this Quarterly Report. See Note 9. Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

ITEM 1A. RISK FACTORS

The Company’s future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, which could adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock. Other than for matters disclosed in the "Business and Risks Update" in this Quarterly Report, there have been no material changes to the Company’s risk factors since the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended April 25, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 4, 2026 to January 31, 2026	944	$41.35	—	$947
February 1, 2026 to February 28, 2026	16	$55.98	—	$947
March 1, 2026 to March 28, 2026	137,405	$51.26	—	$947
March 29, 2026 to April 25, 2026	22	$53.51	—	$947
Total	138,387	$51.20	—

(1)
All repurchases reported in this table relate to the withholding of shares upon the vesting of restricted stock units to settle income tax liabilities (“net settlement”). The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $7.1 million, or an average price of $51.20 per share, during the first quarter of 2026.

ITEM 5. OTHER INFORMATION

During the first quarter of 2026, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fifth Amendment to Restated Certificate of Incorporation, effective August 9, 2024.	10-Q	3.2	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.1	8/18/2020
10.1	Form of 2026 Advance Auto Parts, Inc. Time-based Restricted Stock Unit Award Agreement				X
10.2	Form of 2026 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement				X
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	10/30/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 21, 2026	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer