Form 10-Q
period 2026-07-18
ADVANCE AUTO PARTS INC
filed 2026-08-20
CIK 1158449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 18, 2026

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

As of August 17, 2026, the number of shares of the registrant’s common stock outstanding was 60.4 million shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast," “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, future business and financial performance, revenue, earnings, cash flow, liquidity, restructuring and asset optimization plans, financial objectives, debt capital structure, operational plans and objectives, capital expenditures, organizational changes, cost reductions, expectations for macroeconomic conditions, marketing strategies, inflation, impairments, consumer behavior and preferences, labor costs and availability, supply chain and merchandising strategies and effects, technology investments, effective tax rates, regulatory changes and impacts, anticipated impacts of tariffs and other trade barriers, tariff refunds, compliance with debt covenants, statements about the status of, and capacity and utilization under, the Company’s supply chain financing arrangements and statements about the Company’s future credit ratings and outlook as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, risks relating to incurrence of indebtedness and increased leverage, risks relating to the Company's credit ratings or perceived creditworthiness, the Company's ability to complete store openings, deterioration of general macroeconomic conditions, geopolitical factors, including tariffs, petroleum supply and prices, and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain, implementation and operation of information and technology systems and innovative technologies, and challenges with transforming and growing its business. Please refer to "Item 1A. Risk Factors" of the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as updated by the Company's subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except par value amounts) (Unaudited)

Assets	July 18, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$3,120	$3,123
Receivables, net	390	380
Inventories, net	3,844	3,646
Other current assets	119	141
Total current assets	7,473	7,290
Property and equipment, net	1,276	1,269
Operating lease right-of-use assets	2,149	2,157
Goodwill	599	600
Other intangible assets, net	398	400
Other assets	124	110
Total assets	$12,019	$11,826
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,126	$2,977
Accrued expenses	733	756
Other current liabilities	417	443
Total current liabilities	4,276	4,176
Long-term debt	3,387	3,412
Operating lease liabilities	1,824	1,812
Deferred income taxes	171	142
Other long-term liabilities	104	86
Total liabilities	9,762	9,628

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 79 million shares issued and 60 million outstanding at July 18, 2026 and 78 million shares issued and 60 million outstanding at January 3, 2026	1,055	1,033
Treasury stock, at cost	(2,953)	(2,944)
Accumulated other comprehensive loss	(40)	(37)
Retained earnings	4,195	4,146
Total stockholders' equity	2,257	2,198
Total liabilities and stockholders' equity	$12,019	$11,826

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net sales	$2,000	$2,010	$4,614	$4,593
Cost of sales	1,077	1,136	2,511	2,609
Gross profit	923	874	2,103	1,984
Selling, general and administrative expenses, exclusive of restructuring expenses	812	823	1,892	1,945
Restructuring and related expenses	10	29	41	148
Selling, general and administrative expenses	822	852	1,933	2,093
Operating income (loss)	101	22	170	(109)
Other, net:
Interest expense	(48)	(19)	(113)	(46)
Other income, net	22	18	53	45
Total other, net	(26)	(1)	(60)	(1)
Income (loss) before income tax expense	75	21	110	(110)
Income tax expense (benefit)	20	6	30	(149)
Net income	$55	$15	$80	$39

Basic earnings per common share	$0.91	$0.25	$1.33	$0.65
Basic weighted-average common shares outstanding	60.3	59.9	60.2	59.9

Diluted earnings per common share	$0.90	$0.25	$1.31	$0.65
Diluted weighted-average common shares outstanding	61.0	60.5	60.9	60.3

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net income	$55	$15	$80	$39
Other comprehensive income:
Currency translation adjustments	(4)	(1)	(3)	6
Total other comprehensive (loss) income	(4)	(1)	(3)	6
Comprehensive income	$51	$14	$77	$45

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended July 18, 2026

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at April 25, 2026	60	$1,046	$(2,952)	$(36)	$4,155	$2,213
Net income	—	—	—	—	55	55
Total other comprehensive loss	—	—	—	(4)	—	(4)
Share-based compensation	—	9	—	—	—	9
Repurchase of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at July 18, 2026	60	$1,055	$(2,953)	$(40)	$4,195	$2,257

	Twelve Weeks Ended July 12, 2025

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at April 19, 2025	60	$1,007	$(2,942)	$(40)	$4,172	$2,197
Net income	—	—	—	—	15	15
Total other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	9	—	—	—	9
Repurchase of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(16)	(16)
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 18, 2026

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at January 3, 2026	60	$1,033	$(2,944)	$(37)	$4,146	$2,198
Net income	—	—	—	—	80	80
Total other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	21	—	—	—	21
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchase of common stock	—	—	(9)	—	—	(9)
Dividends declared ($0.50 per common share)	—	—	—	—	(31)	(31)
Balance at July 18, 2026	60	$1,055	$(2,953)	$(40)	$4,195	$2,257

	Twenty-Eight Weeks Ended July 12, 2025

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	39	39
Total other comprehensive income	—	—	—	6	—	6
Share-based compensation	—	20	—	—	—	20
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchase of common stock	—	—	(3)	—	—	(3)
Dividends declared ($0.50 per common share)	—	—	—	—	(31)	(31)
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions) (Unaudited)

	Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025
Cash flows from operating activities:
Net income	$80	$39
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	130	146
Share-based compensation	21	20
Loss on sale and impairment of long-lived assets	5	11
Expected future credit losses, net	7	16
Provision for deferred income taxes	29	(21)
Other, net	21	3
Net change in:
Receivables, net	(17)	38
Inventories, net	(206)	(73)
Operating lease right-of-use assets	4	62
Other assets	6	(65)
Accounts payable	155	(90)
Accrued expenses	31	(83)
Operating lease liabilities	(31)	(109)
Other liabilities	17	—
Net cash provided by (used in) operating activities	252	(106)
Cash flows from investing activities:
Purchases of property and equipment	(132)	(95)
Proceeds from sales of property and equipment	1	20
Other, net	(2)	—
Net cash used in investing activities of continuing operations	(133)	(75)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash used in investing activities	(188)	(75)
Cash flows from financing activities:
Dividends paid	(30)	(30)
Repayment of long-term debt	(29)	—
Other, net	(7)	(2)
Net cash used in financing activities	(66)	(32)

Effect of exchange rate changes on cash	(1)	1

Net decrease in cash and cash equivalents	(3)	(212)
Cash and cash equivalents, beginning of period	3,123	1,869
Cash and cash equivalents, end of period	$3,120	$1,657

Non-cash transactions:
Accrued purchases of property and equipment	$21	$15
Accrued dividends	16	16

Supplemental cash flow information:
Interest paid	$100	$40

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

As of July 18, 2026, the Company operated a total of 4,311 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 18, 2026, the Company served 786 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores, in addition to various locations in the Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

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

The twenty-eight weeks ended July 18, 2026 included a payment to settle the customary final working capital amounts related to the Company's sale of Worldpac, which was reflected as a cash outflow for discontinued operations on the condensed consolidated statements of cash flows. The charge was recorded in the fourth quarter of fiscal 2025 and reflects a working capital adjustment recognized as an adjustment to the original estimated purchase price and a reduction in the gain on divestiture recorded as a component of discontinued operations in fiscal 2025 and 2024.

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

Recently Issued Accounting Pronouncements - Adopted

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which makes targeted improvements to the accounting for internal-use software by removing references to “development stages”. The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-06 can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company adopted ASU 2025-06 on a prospective basis as of the beginning of fiscal 2026 for all projects, including in-process projects. The adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

2.
Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Percentage of Net Sales:
Parts and Batteries	63%	63%	64%	63%
Accessories and Chemicals	21%	22%	21%	22%
Engine Maintenance	15%	14%	14%	14%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

There were no major customers individually accounting for 10% or more of consolidated net revenues.

3.
Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of July 18, 2026 and January 3, 2026, respectively. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO credit reserve balance was $122 million and $104 million as of July 18, 2026 and January 3, 2026, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

The non-cash expense recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
LIFO credit reserve expense	$1	$18	$18	$3

Purchasing and warehousing costs included in inventories as of July 18, 2026 and January 3, 2026 were $447 million and $426 million, respectively.

4.
Receivables, net

Receivables, net, consisted of the following:

	July 18, 2026	January 3, 2026
Trade	$382	$370
Vendor	67	87
Other	16	18
Total receivables	465	475
Less: allowance for credit losses	(75)	(95)
Receivables, net	$390	$380

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Changes in the allowance for expected credit losses were as follows:

Allowance for credit losses	July 18, 2026
Balance at beginning of period	$95
Additions	15
Write offs	(35)
Balance at end of period	$75

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

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers ("IEEPA") Act. During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company recognizes IEEPA tariff refunds if and when received. During the twelve weeks ended July 18, 2026, the Company recognized $26 million in IEEPA tariff refunds, which are reflected as a benefit to cost of sales on the condensed consolidated statement of operations as of July 18, 2026. The Company will continue to assess the recoverability of these tariffs, and will recognize any future recoveries when realized or realizable, the magnitude of which in future periods is not expected to be material to the Company's condensed consolidated financial statements.

5.
Long-term Debt and Fair Value of Financial Instruments

Long-term Debt

During the second quarter of fiscal 2026, the Company entered into a Rule 10b5-1 Repurchase Plan (the "Repurchase Plan") to effect repurchases of outstanding principal amounts of the Company's 1.75% Senior Unsecured Notes due October 1, 2027 (the "2027 Notes") and the 5.95% Senior Unsecured Notes due March 9, 2028 (the "2028 Notes"), subject to certain price and market conditions. During the second quarter ended July 18, 2026, the Company repurchased an aggregate $0.1 million and $29 million of outstanding principal related to the 2027 Notes and 2028 Notes under the Repurchase Plan, respectively, which was reflected in the carrying value of long-term debt on the condensed consolidated balance sheets. The plan was terminated upon completion of the repurchases.

Fair Value of Financial Assets and Liabilities

As of July 18, 2026 and January 3, 2026, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $3.4 billion. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Credit Facilities

As of July 18, 2026 and January 3, 2026, the Company had no outstanding borrowings under its asset-based loan revolving credit facility (the "ABL Facility"). As of July 18, 2026 and January 3, 2026 the Company had $894 million and $896 million of borrowing availability, respectively, and $106 million and $104 million letters of credit outstanding, respectively, under the ABL Facility.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of July 18, 2026 and January 3, 2026, $2.3 billion was designated as Qualified Cash. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap (as defined in the ABL Facility) and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein will become restricted in the event of default or a breach of such covenants. The Company was in compliance with its covenants related to the ABL Facility in all periods presented.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are or, prior to the Company’s restructuring and asset optimization plan approved in November 2024 ("2024 Restructuring Plan"), were customers of the Company, totaling $64 million and $69 million as of July 18, 2026 and January 3, 2026, respectively. This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase loans, and a non-contingent liability accounted for under ASC 460, Guarantees, related to our obligation to stand-ready to perform under the obligation. The Company continuously assesses the likelihood of performance under these guarantees and records liabilities established related to these financial guarantees within other current liabilities in the condensed consolidated balance sheets. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $151 million and $152 million as of July 18, 2026 and January 3, 2026, respectively.

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

Total lease costs are comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Operating lease cost	$111	$115	$258	$283
Variable lease cost	34	38	81	89
Total lease cost	$145	$153	$339	$372

During the twelve and twenty-eight weeks ended July 18, 2026 the Company recorded $5 million and $11 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. During the twelve and twenty-eight weeks ended July 12, 2025 the Company recorded $11 million and $40 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying condensed consolidated statements of operations. See Note 11. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included herein.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Other information relating to the Company’s lease liabilities was as follows:

	Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$286	$337
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$215	$174

7.
Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Numerator
Net income	$55	$15	$80	$39

Denominator
Basic weighted average common shares	60.3	59.9	60.2	59.9
Dilutive impact of share-based awards	0.7	0.6	0.7	0.4
Diluted weighted average common shares(1)	61.0	60.5	60.9	60.3

Basic earnings per share	$0.91	$0.25	$1.33	$0.65

Diluted earnings per share	$0.90	$0.25	$1.31	$0.65

(1)
For the twelve weeks ended July 18, 2026 and July 12, 2025, 0.5 million and 0.9 million, respectively, of share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twenty-eight weeks ended July 18, 2026 and July 12, 2025, 0.5 million and 0.9 million respectively, of share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

8.
Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institutions at terms negotiated between the supplier and the third-party financial institutions. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of July 18, 2026, and January 3, 2026, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.6 billion and $2.5 billion, respectively.

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Net sales	$2,000	$2,010	$4,614	$4,593
Less:
Cost of sales	1,077	1,136	2,511	2,609
Selling, general and administrative expenses(1)	768	790	1,790	1,875
Restructuring and related expenses	10	29	41	148
Depreciation and amortization expense(2)	44	33	102	70
Interest expense	48	19	113	46
Other segment items(3)	(22)	(18)	(53)	(45)
Income tax expense (benefit)	20	6	30	(149)
Net income	$55	$15	$80	$39

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

Expenses associated with the 2024 Restructuring Plan included: (1) write down of inventory to net realizable value due to liquidation sales as a result of store closures and streamlining assortment associated with the 2024 Restructuring Plan, (2) non-cash asset impairment and accelerated amortization and depreciation of operating lease right-of-use (“ROU”) assets and property and equipment, (3) personnel expenses related to severance and transition expenses, which were offered to certain employees who would provide services through key dates to ensure completion of closure activities and (4) other location closure-related activity, including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives and other related expenses, including incremental revisions to receivable collectability due to termination of contracts with independents associated with the 2024 Restructuring Plan.

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

Restructuring and related expenses for the periods presented was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
2024 Restructuring Plan Expenses:	July 18, 2026	July 12, 2025	July 18, 2026	July 12, 2025
Cost of sales:
Inventory (recovery) write-down	$—	$—	$(6)	$—
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	4	10	8	52
Severance and other personnel expenses	—	—	—	15
Other location closure related expenses(1)	1	7	16	56
2024 Restructuring Plan Expenses	$5	$17	$18	$123

Other Restructuring Plan Expenses:
Cost of sales expenses:
Distribution network optimization	$1	$6	$5	$6
Selling, general and administrative expenses:
Distribution network optimization	2	6	5	9
Impairment and write-down of long-lived assets	2	3	6	6
Worldpac post transaction-related expenses	—	3	—	6
Other restructuring expenses(2)	1	—	6	4
Other Restructuring Plan Expenses	$6	$18	$22	$31

(1)
Other location closure related activity for the twelve weeks ended July 18, 2026 consists of other related expenses associated with location closures, including the transfer of assets, and for the twenty-eight weeks ended July 18, 2026 includes $13 million for reserves on independent loans and the remaining amount relates to other related expenses associated with location closures, including the transfer of assets. Other location closure related activity for the twelve and twenty-eight weeks ended July 12, 2025 includes $5 million and $35 million, respectively, of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan. The twenty-eight weeks ended July 12, 2025 also includes $7 million for reserves on independent loans. The remaining other related expenses are associated with location closures, including the transfer of assets.
(2)
Other restructuring expenses primarily consists of nonrecurring services rendered by third-party vendors, severance and other personnel expenses.

Restructuring liabilities were immaterial as of July 18, 2026 and January 3, 2026.

As of July 18, 2026, the cumulative amount incurred to date under active restructuring plans totaled $1.0 billion, consisting of write-down of inventory to net realizable value, lease termination impacts, other exit-related expenses related to ceased use buildings, professional service fees and certain employee termination benefits. Substantially all of the costs under the restructuring plans have been incurred as of July 18, 2026. The Company estimates that it will incur additional expenses of approximately $10 million to $20 million under active restructuring plans through fiscal 2026.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

12.
Income Taxes

The Company’s effective tax rate for the twenty-eight weeks ended July 18, 2026 was higher than the estimated annual effective tax rate, primarily due to a discrete charge for stock-based compensation. The Company's effective tax rate for the twenty-eight weeks ended July 12, 2025 was lower than the estimated annual effective tax rate, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026 (filed with the SEC on February 13, 2026) which the Company refers to as the “2025 Form 10-K”, and the Company’s unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with the previous fiscal year, the Company’s first quarter of the year contained sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

Second Quarter Fiscal 2026 Management Overview

The Company’s financial results for the second quarter of 2026 includes:

•
Net sales during the second quarter of fiscal 2026 were $2.0 billion, a decrease of 0.5% compared with the second quarter of fiscal 2025. Comparable store sales decreased by 0.5%.
•
Gross profit margin for the second quarter of fiscal 2026 was 46.2% of net sales, an increase of 267 basis points compared with the second quarter of fiscal 2025.
•
Selling, general and administrative ("SG&A") expenses, exclusive of restructuring and related expenses for the second quarter of fiscal 2026, were 40.6% of net sales, a decrease of 35 basis points compared with the second quarter of fiscal 2025.
•
The Company generated diluted earnings per share of $0.90 during the second quarter of fiscal 2026, compared with diluted earnings per share of $0.25 for the comparable period of 2025.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers.

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company recognizes IEEPA tariff refunds if and when received. During the twelve weeks ended July 18, 2026, the Company recognized $26 million in IEEPA tariff refunds, which are reflected as a benefit to cost of sales on the condensed consolidated statement of operations as of July 18, 2026. The Company will continue to assess the recoverability of these tariffs, and will recognize any future recoveries when realized or realizable, the magnitude of which in future periods is not expected to be material to the Company's condensed consolidated financial statements.

During the second quarter of fiscal 2026, the Company entered into a Rule 10b5-1 Repurchase Plan (the "Repurchase Plan") to effect repurchases of outstanding principal amounts of the Company's outstanding 1.75% Senior Unsecured Notes due October 1, 2027 (the "2027 Notes") and the 5.95% Senior Unsecured Notes due March 9, 2028 (the "2028 Notes"), subject to certain price and market conditions. During the second quarter ended July 18, 2026, the Company repurchased an aggregate $0.1 million and $29 million of outstanding principal related to the 2027 Notes and 2028 Notes under the Repurchase Plan, respectively, which was reflected in the carrying value of long-term debt on the condensed consolidated balance sheets. The plan was terminated upon completion of the repurchases.

The recent geopolitical events in the Middle East have continued to cause significant disruption in the normal flow of oil, refined petroleum products and related commodities, which has increased the variability of the price of oil and non-petroleum products. Although the length and impact of these events are highly unpredictable, they could lead to market disruptions, including significant volatility in prices, supply, credit and capital market, consumer behavior and supply chain disruptions. These items, along with actual or perceived weakness in the economic and business climate, could have an adverse impact on our financial condition and results of operations in future periods.

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

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 18, 2026, nine stores were opened and three stores were closed, resulting in a total of 4,311 stores as of the end of the second fiscal quarter compared with a total of 4,305 stores as of January 3, 2026.

Results of Operations

	Twelve Weeks Ended
($ in millions)	July 18, 2026		July 12, 2025		Change(1)	Basis Points
Net sales	$2,000	100.0%	$2,010	100.0%	$(10)	—
Cost of sales	1,077	53.9	1,136	56.5	59	(267)
Gross profit	923	46.2	874	43.5	49	267
Selling, general and administrative expenses, exclusive of restructuring and related expenses	812	40.6	823	40.9	11	(35)
Restructuring and related expenses	10	0.5	29	1.4	19	(94)
Selling, general and administrative expenses	822	41.1	852	42.4	30	(129)
Operating income	101	5.1	22	1.1	79	396
Interest expense	(48)	(2.4)	(19)	(0.9)	(29)	(145)
Other income, net	22	1.1	18	0.9	4	20
Income tax expense	20	1.0	6	0.3	(14)	70
Net income	$55	2.8%	$15	0.7%	$40	200

	Twenty-Eight Weeks Ended
($ in millions)	July 18, 2026		July 12, 2025		Change(1)	Basis Points
Net sales	$4,614	100.0%	$4,593	100.0%	$21	—
Cost of sales	2,511	54.4	2,609	56.8	98	(238)
Gross profit	2,103	45.6	1,984	43.2	119	238
Selling, general and administrative expenses, exclusive of restructuring and related expenses	1,892	41.0	1,945	42.3	53	(134)
Restructuring and related expenses	41	0.9	148	3.2	107	(233)
Selling, general and administrative expenses	1,933	41.9	2,093	45.6	160	(368)
Operating income (loss)	170	3.7	(109)	(2.4)	279	606
Interest expense	(113)	(2.4)	(46)	(1.0)	(67)	(145)
Other income, net	53	1.1	45	1.0	8	17
Income tax expense (benefit)	30	0.7	(149)	(3.2)	(179)	389
Net income	$80	1.7%	$39	0.8%	$41	88

(1)
Represents favorable (unfavorable) year over year change.

Note: Sums may not equal totals due to rounding.

Net Sales

For the twelve and twenty-eight weeks ended July 18, 2026, net sales were relatively flat. Comparable stores sales for the twelve and twenty-eight weeks ended July 18, 2026 decreased 0.5% and increased 1.7%, respectively, compared with the same period in 2025.

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

Gross Profit

For the twelve weeks ended July 18, 2026 and July 12, 2025, gross profit was $0.9 billion, or 46.2% of net sales, and $0.9 billion, or 43.5% of net sales, respectively. For the twenty-eight weeks ended July 18, 2026 and July 12, 2025, gross profit was $2.1 billion, or 45.6% of net sales, and $2.0 billion or 43.2% of net sales, respectively. The increase in gross profit as a percentage of net sales compared to the prior comparative periods was driven by expansion in product margin and the recognition of tariff refunds in the second quarter of fiscal 2026. The twenty-eight weeks ended July 18, 2026 also benefited from the impact of lower margin liquidation sales related to our 2024 Restructuring Plan, which negatively impacted gross profit margin in the twenty-eight weeks ended July 12, 2025.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the twelve weeks ended July 18, 2026, SG&A expenses, exclusive of restructuring and related expenses, were relatively flat as compared to the prior comparative period. For the twenty-eight weeks ended July 18, 2026, SG&A expenses, exclusive of restructuring and related expenses, were $1.9 billion, or 41.0% of net sales, compared with $1.9 billion, or 42.3% of net sales, for the twenty-eight weeks ended July 12, 2025. Overall, SG&A expenses decreased in the twenty-eight weeks ended July 18, 2026, as compared to the prior comparative period, as a result of operating costs eliminated for stores closed as a result of our 2024 Restructuring Plan.

Restructuring and Related Expenses

For the twelve weeks ended July 18, 2026, restructuring and related expenses were $10 million, or 0.5% of net sales compared to $29 million, or 1.4% of net sales for the twelve weeks ended July 12, 2025. For the twenty-eight weeks ended July 18, 2026, restructuring and related expenses were $41 million, or 0.9% of net sales, compared to $148 million, or 3.2% of net sales, in the prior year comparable period. The decrease in expenses as compared to the same periods in fiscal 2025 relates to timing of the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024, with the majority of costs being incurred during fiscal 2024, and during the first half of fiscal 2025 following the closure of all stores under the Plan in the first quarter of fiscal 2025. Substantially all of the costs under the restructuring plans have been incurred as of July 18, 2026. The Company estimates that it will incur additional expenses of approximately $10 million to $20 million through the remainder of fiscal 2026 related to the active restructuring plans. See Note 11. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Interest Expense

For the twelve weeks and twenty-eight weeks ended July 18, 2026, interest expense increased as compared to the same periods in fiscal 2025, due to an increase in the principal amount of interest bearing long-term debt from the debt issuance completed in the third quarter of fiscal 2025.

Other Income, Net

For the twelve weeks and twenty-eight weeks ended July 18, 2026, other income, net increased as compared to the same period in fiscal 2025, due to higher interest income earned from higher cash and cash equivalent balances held due to the net proceeds received from the issuance of $1.95 billion in Senior Unsecured Notes in the third quarter of fiscal 2025. This was partially offset by lower interest rates and a reduction in income recognized from the transition services (“TSA Services”) agreement with Worldpac.

Income Tax Expense (Benefit)

For the twelve weeks ended July 18, 2026, the Company's provision for income taxes reflected an expense of $20 million as compared to an expense of $6 million for the same period during 2025. For the twenty-eight weeks ended July 18, 2026, the Company’s provision for income taxes reflected an expense of $30 million compared with an income tax benefit of $149 million for the same period in 2025. The income tax benefit in fiscal 2025 resulted from a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million, related to an internal legal entity restructuring event completed in the fiscal year treated as a taxable stock disposition for U.S. federal income tax purposes. As a result, the Company recognized a capital loss deduction which was utilized against capital gain income.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash and cash equivalents and borrowing availability under the asset-based loan revolving credit facility (the "ABL facility"). The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, such as restructuring and asset optimization plans. In addition, cash is required to pay the Company’s dividends and to pay interest and principal on the Company’s long-term debt when due. The following table presents selected financial information related to the Company’s liquidity (in millions):

	July 18, 2026	January 3, 2026	Change
Cash and cash equivalents	$3,120	$3,123	$(3)
ABL Facility borrowing availability	894	896	(2)

Cash and cash equivalents was relatively flat, as net cash provided by operating activities of $252 million was offset by $131 million used for purchases of property and equipment, net of proceeds from sales; the final working capital payment made related to the Company's sale of Worldpac totaling $55 million; the payment of $30 million in dividends; and the repayment of $29 million of long-term debt.

The Company believes that its cash and cash equivalents and sources of liquidity will satisfy its working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future.

Analysis of Cash Flows

The Company’s cash flows from operating, investing and financing activities were as follows (in millions):

	Twenty-Eight Weeks Ended
(in millions)	July 18, 2026	July 12, 2025
Net cash provided by (used in) operating activities	$252	$(106)
Net cash used in investing activities of continuing operations	(133)	(75)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash used in financing activities	(66)	(32)
Effect of exchange rate changes on cash	(1)	1
Net decrease in cash and cash equivalents	$(3)	$(212)

Operating Activities

For the twenty-eight weeks ended July 18, 2026, cash provided by operating activities changed favorably by $358 million compared with the same period of prior year. The increase as compared to the comparative period was due to lower cash charges related to the 2024 Restructuring Plan and other changes in net working capital.

Investing Activities

For the twenty-eight weeks ended July 18, 2026, cash flows used in investing activities of continuing operations increased by $58 million compared with the twenty-eight weeks ended July 12, 2025, with higher spend on property and equipment in the current period, partially offset by lower proceeds from the sale of property and equipment.

Net cash used in investing activities of discontinued operations for the twenty-eight weeks ended July 18, 2026, increased by $55 million compared with the twenty-eight weeks ended July 12, 2025, due to the timing of the final working capital payment made related to the Company's sale of Worldpac.

Financing Activities

For the twenty-eight weeks ended July 18, 2026, cash flows used in financing activities increased by $34 million compared with the twenty-eight weeks ended July 12, 2025. The increase in cash used in financing activities was due to the repurchase of outstanding principal related to the 2027 Notes and 2028 Notes.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors. The Company’s ABL Facility has certain restrictions that may limit its ability to increase the amount of cash dividends above its current levels.

Long-Term Debt

As of July 18, 2026 and January 3, 2026, the Company had outstanding principal of long-term debt totaling $3.4 billion and $3.5 billion, respectively.

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

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of July 18, 2026 and January 3, 2026, approximately $2.3 billion of cash and cash equivalents was designated as qualified cash and are subject to customary “springing” control agreements, as described in the ABL Facility Agreement.

As of July 18, 2026 and January 3, 2026, the Company had no outstanding borrowings under its ABL Facility. As of July 18, 2026 and January 3, 2026, the Company had $894 million and $896 million of borrowing availability, respectively, and $106 million and $104 million letters of credit outstanding, respectively, under the ABL Facility.

As of July 18, 2026 and January 3, 2026, the Company had no bilateral letters of credit issued separately from the ABL Agreement.

For further details, see Note 5. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2025 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of July 18, 2026, other than for the changes disclosed in the “Notes to the Condensed Consolidated Financial Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since January 3, 2026. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are management’s controls and other procedures that are designed to ensure that information required to be disclosed by management in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of July 18, 2026. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the second quarter ended July 18, 2026, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended July 18, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 26, 2026 to May 23, 2026	58	$54.17	—	$947
May 24, 2026 to June 20, 2026	13,251	$58.91	—	$947
June 21, 2026 to July 18, 2026	3,042	$62.15	—	$947
Total	16,351	$59.50	—

(1)
All repurchases reported in this table relate to the withholding of shares upon the vesting of restricted stock units to settle income tax liabilities (“net settlement”). The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1 million, or an average price of $59.50 per share, during the second quarter of 2026.

ITEM 5. OTHER INFORMATION

During the second quarter of 2026, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

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

ADVANCE AUTO PARTS, INC.

Date: August 20, 2026	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer