Form 10-Q
period 2026-10-10
ADVANCE AUTO PARTS INC
filed 2026-11-05
CIK 1158449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 10, 2026

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

As of November 2, 2026, the number of shares of the registrant’s common stock outstanding was 60.4 million shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions, except par value amounts) (Unaudited)

Assets	October 10, 2026	January 3, 2026
Current assets:
Cash and cash equivalents	$3,085	$3,123
Receivables, net	404	380
Inventories, net	3,789	3,646
Other current assets	128	141
Total current assets	7,406	7,290
Property and equipment, net	1,285	1,269
Operating lease right-of-use assets	2,100	2,157
Goodwill	599	600
Other intangible assets, net	398	400
Other assets	133	110
Total assets	$11,921	$11,826
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,065	$2,977
Accrued expenses	714	756
Current portion of long-term debt	349	—
Other current liabilities	416	443
Total current liabilities	4,544	4,176
Long-term debt	3,039	3,412
Operating lease liabilities	1,795	1,812
Deferred income taxes	179	142
Other long-term liabilities	104	86
Total liabilities	9,661	9,628

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 79 million shares issued and 60 million outstanding at October 10, 2026 and 78 million shares issued and 60 million outstanding at January 3, 2026	1,064	1,033
Treasury stock, at cost	(2,954)	(2,944)
Accumulated other comprehensive loss	(44)	(37)
Retained earnings	4,194	4,146
Total stockholders' equity	2,260	2,198
Total liabilities and stockholders' equity	$11,921	$11,826

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net sales	$2,012	$2,036	$6,626	$6,628
Cost of sales	1,115	1,155	3,625	3,764
Gross profit	897	881	3,001	2,864
Selling, general and administrative expenses, exclusive of restructuring expenses	808	826	2,699	2,771
Restructuring and related expenses	42	33	84	180
Selling, general and administrative expenses	850	859	2,783	2,951
Operating income (loss)	47	22	218	(87)
Other, net:
Interest expense	(46)	(40)	(160)	(86)
Other income, net	23	16	76	61
Total other, net	(23)	(24)	(84)	(25)
Income (loss) before income tax expense	24	(2)	134	(112)
Income tax expense (benefit)	9	(1)	40	(150)
Net income (loss)	$15	$(1)	$94	$38

Basic earnings (loss) per common share	$0.25	$(0.02)	$1.56	$0.63
Basic weighted-average common shares outstanding	60.4	60.0	60.3	59.9

Diluted earnings (loss) per common share	$0.25	$(0.02)	$1.54	$0.63
Diluted weighted-average common shares outstanding	60.9	60.0	60.9	60.5

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in millions) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net income (loss)	$15	$(1)	$94	$38
Other comprehensive (loss) income:
Currency translation adjustments	(4)	(1)	(7)	5
Total other comprehensive (loss) income	(4)	(1)	(7)	5
Comprehensive income (loss)	$11	$(2)	$87	$43

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended October 10, 2026

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at July 18, 2026	60	$1,055	$(2,953)	$(40)	$4,195	$2,257
Net income	—	—	—	—	15	15
Total other comprehensive loss	—	—	—	(4)	—	(4)
Share-based compensation	—	8	—	—	—	8
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchase of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(16)	(16)
Balance at October 10, 2026	60	$1,064	$(2,954)	$(44)	$4,194	$2,260

	Twelve Weeks Ended October 4, 2025

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203
Net loss	—	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	9	—	—	—	9
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchase of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at October 4, 2025	60	$1,026	$(2,944)	$(42)	$4,155	$2,195

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per share data) (Unaudited)

	Forty Weeks Ended October 10, 2026

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at January 3, 2026	60	$1,033	$(2,944)	$(37)	$4,146	$2,198
Net income	—	—	—	—	94	94
Total other comprehensive loss	—	—	—	(7)	—	(7)
Share-based compensation	—	29	—	—	—	29
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchase of common stock	—	—	(10)	—	—	(10)
Dividends declared ($0.75 per common share)	—	—	—	—	(46)	(46)
Balance at October 10, 2026	60	$1,064	$(2,954)	$(44)	$4,194	$2,260

	Forty Weeks Ended October 4, 2025

	Common Stock and		Treasury	Accumulated Other		Total
	Additional Paid-in Capital		Stock, at	Comprehensive	Retained	Stockholders'
	Shares	Amount	cost	Loss	Earnings	Equity
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	38	38
Total other comprehensive income	—	—	—	5	—	5
Share-based compensation	—	29	—	—	—	29
Common stock issued under employee benefit plans	—	3	—	—	—	3
Repurchase of common stock	—	—	(4)	—	—	(4)
Dividends declared ($0.75 per common share)	—	—	—	—	(46)	(46)
Balance at October 4, 2025	60	$1,026	$(2,944)	$(42)	$4,155	$2,195

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions) (Unaudited)

	Forty Weeks Ended
	October 10, 2026	October 4, 2025
Cash flows from operating activities:
Net income	$94	$38
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188	214
Share-based compensation	29	29
Loss on sale and impairment of long-lived assets	41	23
Expected future credit losses, net	12	50
Provision for deferred income taxes	38	(27)
Other, net	22	14
Net change in:
Receivables, net	(36)	46
Inventories, net	(152)	(75)
Operating lease right-of-use assets	19	41
Other assets	(15)	(57)
Accounts payable	94	(270)
Accrued expenses	14	(37)
Operating lease liabilities	(56)	(108)
Other liabilities	19	1
Net cash provided by (used in) operating activities	311	(118)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(159)
Proceeds from sales of property and equipment	2	22
Other, net	(9)	—
Net cash used in investing activities of continuing operations	(209)	(137)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash used in investing activities	(264)	(137)
Cash flows from financing activities:
Dividends paid	(45)	(45)
Repayment of long-term debt	(29)	(300)
Proceeds from issuance of long-term debt	—	1,950
Debt issuance costs	—	(42)
Other, net	(8)	(4)
Net cash (used in) provided by financing activities	(82)	1,559

Effect of exchange rate changes on cash	(3)	1

Net (decrease) increase in cash and cash equivalents	(38)	1,305
Cash and cash equivalents, beginning of period	3,123	1,869
Cash and cash equivalents, end of period	$3,085	$3,174

Non-cash transactions:
Accrued purchases of property and equipment	$19	$23
Accrued dividends	16	16
Accrued debt issuance costs	—	4

Supplemental cash flow information:
Interest paid	$189	$65

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

As of October 10, 2026, the Company operated a total of 4,325 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 10, 2026, the Company served 787 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores, in addition to various locations in the Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

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

The forty weeks ended October 10, 2026 included a payment to settle the customary final working capital amounts related to the Company's sale of Worldpac, which was reflected as a cash outflow for discontinued operations on the condensed consolidated statements of cash flows. The charge was recorded in the fourth quarter of fiscal 2025 and reflects a working capital adjustment recognized as an adjustment to the original estimated purchase price and a reduction in the gain on divestiture recorded as a component of discontinued operations in fiscal 2025 and 2024.

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

2.
Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Percentage of Net Sales:
Parts and Batteries	64%	65%	64%	63%
Accessories and Chemicals	20%	20%	21%	22%
Engine Maintenance	15%	14%	14%	14%
Other	1%	1%	1%	1%
Total	100%	100%	100%	100%

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

There were no major customers individually accounting for 10% or more of consolidated net revenues.

3.
Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of October 10, 2026 and January 3, 2026. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO credit reserve balance was $133 million and $104 million as of October 10, 2026 and January 3, 2026, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a non-cash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales.

The non-cash expense recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
LIFO credit reserve expense	$11	$33	$29	$37

Purchasing and warehousing costs included in inventories as of October 10, 2026 and January 3, 2026 were $441 million and $426 million, respectively.

4.
Receivables, net

Receivables, net, consisted of the following:

	October 10, 2026	January 3, 2026
Trade	$413	$370
Vendor	56	87
Other	16	18
Total receivables	485	475
Less: allowance for credit losses	(81)	(95)
Receivables, net	$404	$380

Changes in the allowance for expected credit losses were as follows:

Allowance for credit losses	October 10, 2026
Balance at beginning of period	$95
Additions	25
Write offs	(39)
Balance at end of period	$81

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

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

In the third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. On September 1, 2026, the bankruptcy cases were converted to Chapter 7 liquidation. As a result of these events, the Company recorded a non-cash charge of $28 million to cost of sales in the third quarter of fiscal 2025, within the condensed consolidated statement of operations, reflecting estimated future credit losses on certain vendor receivables due from the vendor.

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company recognizes IEEPA tariff refunds if and when received. In the second fiscal quarter of 2026, the Company recognized $26 million in IEEPA tariff refunds, recorded as a benefit to cost of sales on the condensed consolidated statement of operations. Subsequent to the second quarter of fiscal 2026, the Company has recognized an immaterial amount of IEEPA refunds. The Company will continue to assess the recoverability of these tariffs, and will recognize any future recoveries when realized or realizable, the magnitude of which in future periods is not expected to be material to the Company's condensed consolidated financial statements.

5.
Long-term Debt and Fair Value of Financial Instruments

Long-term Debt

During the second quarter of fiscal 2026, the Company entered into a Rule 10b5-1 Repurchase Plan (the "Repurchase Plan") to effect repurchases of outstanding principal amounts of the Company's 1.75% Senior Unsecured Notes due October 1, 2027 (the "2027 Notes") and the 5.95% Senior Unsecured Notes due March 9, 2028 (the "2028 Notes"), subject to certain price and market conditions. During the second quarter ended July 18, 2026, the Company repurchased an aggregate $0.1 million and $29 million of outstanding principal related to the 2027 Notes and 2028 Notes under the Repurchase Plan, respectively, which was reflected in the carrying value of long-term debt on the condensed consolidated balance sheets. The plan was terminated upon completion of the repurchases. No new plans were entered into during the third quarter of fiscal 2026. During the third quarter ended October 10, 2026, the Company reclassified $349 million of long-term debt to current liabilities related to the 1.75% Senior Unsecured Notes due October 1, 2027.

Fair Value of Financial Assets and Liabilities

As of October 10, 2026 and January 3, 2026, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $3.3 billion and $3.4 billion, respectively. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Credit Facilities

As of October 10, 2026 and January 3, 2026, the Company had no outstanding borrowings under its asset-based loan revolving credit facility (the "ABL Facility"). As of October 10, 2026 and January 3, 2026 the Company had $894 million and $896 million of borrowing availability, respectively, and $106 million and $104 million letters of credit outstanding, respectively, under the ABL Facility.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts (as defined in the ABL Facility). As of October 10, 2026 and January 3, 2026, $2.3 billion was designated as Qualified Cash. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL Facility of at least the greater of (i) 12.5% of the Line Cap (as defined in the ABL Facility) and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein will become restricted in the event of default or a breach of such covenants. The Company was in compliance with its covenants related to the ABL Facility in all periods presented.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are or, prior to the Company’s restructuring and asset optimization plan approved in November 2024 ("2024 Restructuring Plan"), were customers of the Company, totaling $57 million and $69 million as of October 10, 2026 and January 3, 2026, respectively. This obligation represents a financial guarantee with two aspects: a contingent liability accounted for under ASC 326 related to our contingent obligation to purchase loans, and a non-contingent liability accounted for under ASC 460, Guarantees, related to our obligation to stand-ready to perform under the obligation. The Company continuously assesses the likelihood of performance under these guarantees and records liabilities established related to these financial guarantees within other current liabilities in the condensed consolidated balance sheets. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $142 million and $152 million as of October 10, 2026 and January 3, 2026, respectively.

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

Total lease costs are comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Operating lease cost	$110	$107	$368	$391
Variable lease cost	33	34	114	123
Total lease cost	$143	$141	$482	$514

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Other information relating to the Company’s lease liabilities was as follows:

	Forty Weeks Ended
	October 10, 2026	October 4, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$412	$458
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$294	$284

7.
Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Numerator
Net income (loss)	$15	$(1)	$94	$38

Denominator
Basic weighted average common shares	60.4	60.0	60.3	59.9
Dilutive impact of share-based awards	0.5	—	0.6	0.6
Diluted weighted average common shares(1)	60.9	60.0	60.9	60.5

Basic earnings (loss) per share	$0.25	$(0.02)	$1.56	$0.63

Diluted earnings (loss) per share	$0.25	$(0.02)	$1.54	$0.63

(1)
For the twelve weeks ended October 10, 2026 and October 4, 2025, 0.4 million and 1.4 million, respectively, of share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the forty weeks ended October 10, 2026 and October 4, 2025, 0.5 million and 0.8 million respectively, of share-based awards were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

8.
Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institutions at terms negotiated between the supplier and the third-party financial institutions. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of October 10, 2026, and January 3, 2026, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.6 billion and $2.5 billion, respectively.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Net sales	$2,012	$2,036	$6,626	$6,628
Less:
Cost of sales	1,115	1,155	3,625	3,764
Selling, general and administrative expenses(1)	763	774	2,552	2,616
Restructuring and related expenses	42	33	84	180
Depreciation and amortization expense(2)	45	52	147	155
Interest expense	46	40	160	86
Other segment items(3)	(23)	(16)	(76)	(61)
Income tax expense (benefit)	9	(1)	40	(150)
Net income (loss)	$15	$(1)	$94	$38

(1)
Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.
(2)
Excludes depreciation and amortization included in restructuring and related expenses and cost of sales, respectively.
(3)
Other segment items relates primarily to interest income and, in fiscal 2025, income recognized from the transition services agreement with Worldpac that commenced in the fourth quarter of fiscal 2024, included in total other, net, in the accompanying condensed consolidated statements of operations.
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

Restructuring and related expenses for the periods presented was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
2024 Restructuring Plan Expenses:	October 10, 2026	October 4, 2025	October 10, 2026	October 4, 2025
Cost of sales:
Inventory (recovery) write-down	$—	$—	$(6)	$—
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	26	15	34	67
Severance and other personnel expenses	—	—	—	15
Other location closure related expenses(1)	1	7	16	63
2024 Restructuring Plan Expenses	$27	$22	$44	$145

Other Restructuring Plan Expenses:
Cost of sales expenses:
Distribution network optimization	$2	$4	$7	$9
Selling, general and administrative expenses:
Distribution network optimization	3	6	8	15
Impairment and write-down of long-lived assets	12	3	19	9
Worldpac post transaction-related expenses	—	2	—	7
Other restructuring expenses(2)	—	—	7	4
Other Restructuring Plan Expenses	$17	$15	$41	$44

(1)
Other location closure related activity for the twelve weeks ended October 10, 2026 consists of other related expenses associated with location closures, including the transfer of assets, and for the forty weeks ended October 10, 2026 includes $13 million for reserves on independent loans and the remaining amount relates to other related expenses associated with location closures, including the transfer of assets. Other location closure related activity for the twelve and forty weeks ended October 4, 2025 includes $2 million and $37 million, respectively, of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan. The forty weeks ended October 4, 2025 also includes $7 million for reserves on independent loans. The remaining other related expenses are associated with location closures, including the transfer of assets.
(2)
Other restructuring expenses primarily consists of nonrecurring services rendered by third-party vendors, severance and other personnel expenses.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Amounts presented in millions, except per share data, unless otherwise stated)

(Unaudited)

Impairments and write-down of long-lived assets primarily relate to impairments recorded on ROU assets for Stores and Distribution Center locations impacted through the Company’s restructuring plans. Management continually assesses market conditions and assumptions for indicators of impairment related to the fair value of closed stores and distribution centers that are currently available for sublease. During the third quarter of fiscal 2026, management concluded that changes in market conditions and key assumptions related to certain closed locations had occurred, as they had not yet been subleased consistent with the Company’s expected use of the locations. These factors represented a triggering event requiring the Company to reassess the recoverability and measurement of certain asset groups, primarily consisting of ROU assets, that were previously impacted by the announced restructuring and distribution network optimization plans. As a result of the reassessment performed, the Company updated its estimates of future sublease income and other key assumptions using currently available market data (including market rents, broker indications, expected vacancy periods, and discounts to market rent based on remaining lease term) and recorded a non-cash impairment charge of $33 million related to ROU assets in the third quarter of fiscal 2026.

Restructuring liabilities were immaterial as of October 10, 2026 and January 3, 2026.

As of October 10, 2026, the cumulative amount incurred to date under active restructuring plans totaled $1.1 billion, consisting of write-down of inventory to net realizable value, lease termination impacts, other exit-related expenses related to ceased use buildings, professional service fees and certain employee termination benefits. Substantially all of the costs under the restructuring plans have been incurred as of October 10, 2026. The Company estimates that it will incur additional expenses of approximately $5 million to $10 million under active restructuring plans through fiscal 2026.

12.
Income Taxes

The Company’s effective tax rate for the forty weeks ended October 10, 2026 was higher than the estimated annual effective tax rate, primarily due to a discrete charge for stock-based compensation and return-to-provision adjustments related to the filing of prior-year tax returns. The Company's effective tax rate for the forty weeks ended October 4, 2025 was lower than the estimated annual effective tax rate, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

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

Third Quarter Fiscal 2026 Management Overview

The Company’s financial results for the third quarter of 2026 include:

•
Net sales during the third quarter of fiscal 2026 were $2.0 billion, a decrease of 1.2% compared with the third quarter of fiscal 2025. Comparable store sales decreased by 1.2%.
•
Gross profit margin for the third quarter of fiscal 2026 was 44.6% of net sales, an increase of 131 basis points compared with the third quarter of fiscal 2025.
•
Selling, general and administrative ("SG&A") expenses, exclusive of restructuring and related expenses for the third quarter of fiscal 2026, were 40.2% of net sales, a decrease of 41 basis points compared with the third quarter of fiscal 2025.
•
The Company generated diluted earnings per share of $0.25 during the third quarter of fiscal 2026, compared with diluted loss per share of $0.02 for the comparable period of 2025.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers.

On February 20, 2026, the U.S. Supreme Court overturned certain U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). During fiscal 2025, the Company incurred product costs directly related to the IEEPA tariffs. Tariffs directly paid by the Company are subject to direct refund via the IEEPA tariff refund process. Given the significant uncertainty around the recovery of tariffs that were previously paid, the Company recognizes IEEPA tariff refunds if and when received. In the second fiscal quarter of 2026, the Company recognized $26 million in IEEPA tariff refunds, recorded as a benefit to cost of sales on the condensed consolidated statement of operations. Subsequent to the second quarter of fiscal 2026, the Company has recognized an immaterial amount of IEEPA refunds. The Company will continue to assess the recoverability of these tariffs, and will recognize any future recoveries when realized or realizable, the magnitude of which in future periods is not expected to be material to the Company's condensed consolidated financial statements.

During the second quarter of fiscal 2026, the Company entered into a Rule 10b5-1 Repurchase Plan (the "Repurchase Plan") to effect repurchases of outstanding principal amounts of the Company's outstanding 1.75% Senior Unsecured Notes due October 1, 2027 (the "2027 Notes") and the 5.95% Senior Unsecured Notes due March 9, 2028 (the "2028 Notes"), subject to certain price and market conditions. During the second quarter ended July 18, 2026, the Company repurchased an aggregate $0.1 million and $29 million of outstanding principal related to the 2027 Notes and 2028 Notes under the Repurchase Plan, respectively, which was reflected in the carrying value of long-term debt on the condensed consolidated balance sheets. The plan was terminated upon completion of the repurchases. No such plans were entered into during the third quarter of fiscal 2026.

The ongoing geopolitical events in the Middle East have continued to cause significant disruption in the normal flow of oil, refined petroleum products and related commodities, which has increased the variability of the price of oil and non-petroleum products. Although the length and impact of these events are highly unpredictable, they could lead to market disruptions, including significant volatility in prices, supply, credit and capital markets, consumer behavior and supply chain disruptions. These items, along with actual or perceived weakness in the economic and business climate, could have an adverse impact on our financial condition and results of operations in future periods.

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

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 10, 2026, twenty-six stores were opened and six stores were closed, resulting in a total of 4,325 stores as of the end of the third fiscal quarter compared with a total of 4,305 stores as of January 3, 2026.

Results of Operations

	Twelve Weeks Ended
($ in millions)	October 10, 2026		October 4, 2025		Change(1)	Basis Points
Net sales	$2,012	100.0%	$2,036	100.0%	$(24)	—
Cost of sales	1,115	55.4	1,155	56.7	40	(131)
Gross profit	897	44.6	881	43.3	16	131
Selling, general and administrative expenses, exclusive of restructuring and related expenses	808	40.2	826	40.6	18	(41)
Restructuring and related expenses	42	2.1	33	1.6	(9)	47
Selling, general and administrative expenses	850	42.2	859	42.2	9	6
Operating income	47	2.3	22	1.1	25	126
Interest expense	(46)	(2.3)	(40)	(2.0)	(6)	(32)
Other income, net	23	1.1	16	0.8	7	36
Income tax expense (benefit)	9	0.4	(1)	—	(10)	50
Net income (loss)	$15	0.7%	$(1)	—%	$16	79

	Forty Weeks Ended
($ in millions)	October 10, 2026		October 4, 2025		Change(1)	Basis Points
Net sales	$6,626	100.0%	$6,628	100.0%	$(2)	—
Cost of sales	3,625	54.7	3,764	56.8	139	(208)
Gross profit	3,001	45.3	2,864	43.2	137	208
Selling, general and administrative expenses, exclusive of restructuring and related expenses	2,699	40.7	2,771	41.8	72	(107)
Restructuring and related expenses	84	1.3	180	2.7	96	(145)
Selling, general and administrative expenses	2,783	42.0	2,951	44.5	168	(252)
Operating income (loss)	218	3.3	(87)	(1.3)	305	460
Interest expense	(160)	(2.4)	(86)	(1.3)	(74)	(112)
Other income, net	76	1.1	61	0.9	15	23
Income tax expense (benefit)	40	0.6	(150)	(2.3)	(190)	287
Net income	$94	1.4%	$38	0.6%	$56	85

(1)
Represents favorable (unfavorable) year over year change.

Note: Sums may not equal totals due to rounding.

Net Sales

For the twelve and forty weeks ended October 10, 2026, net sales were relatively flat. Comparable store sales for the twelve and forty weeks ended October 10, 2026 decreased 1.2% and increased 0.8%, respectively, compared with the same period in 2025.

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

Gross Profit

For the twelve weeks ended October 10, 2026 and October 4, 2025, gross profit was $0.9 billion, or 44.6% of net sales, and $0.9 billion, or 43.3% of net sales, respectively. For the forty weeks ended October 10, 2026 and October 4, 2025, gross profit was $3.0 billion, or 45.3% of net sales, and $2.9 billion or 43.2% of net sales, respectively. The increase in gross profit as a percentage of net sales compared to the prior comparative periods was driven by expansion in product margin, partially offset by channel and product mix unfavorability. The forty weeks ended October 10, 2026 also benefited from the recognition of tariff refunds in the second quarter of fiscal 2026 and the impact of lower margin liquidation sales related to our 2024 Restructuring Plan, which negatively impacted gross profit margin for the forty weeks ended October 4, 2025.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the twelve weeks ended October 10, 2026, SG&A expenses, exclusive of restructuring and related expenses, were $0.8 billion, or 40.2% of net sales, compared with $0.8 billion, or 40.6% of net sales for the twelve weeks ended October 4, 2025. For the forty weeks ended October 10, 2026, SG&A expenses, exclusive of restructuring and related expenses, were $2.7 billion, or 40.7% of net sales, compared with $2.8 billion, or 41.8% of net sales, for the forty weeks ended October 4, 2025. Overall, SG&A expenses decreased in the twelve and forty weeks ended October 10, 2026, as compared to the prior comparative periods, primarily as a result of operating cost savings realized from our restructuring plans. The forty weeks ended October 10, 2026 also benefited from operating costs eliminated for stores closed in the first quarter of fiscal 2025 as a result of our 2024 Restructuring Plan, as such operating costs prior to closure were included in the forty weeks ended October 4, 2025.

Restructuring and Related Expenses

For the twelve weeks ended October 10, 2026, restructuring and related expenses were $42 million, or 2.1% of net sales compared to $33 million, or 1.6% of net sales for the twelve weeks ended October 4, 2025. The increase in expenses as compared to the prior year comparative period was primarily due to an increase in impairment charges for store and distribution center locations impacted through the Company's active restructuring plans. For the forty weeks ended October 10, 2026, restructuring and related expenses were $84 million, or 1.3% of net sales, compared to $180 million, or 2.7% of net sales, in the prior year comparable period. The decrease in expenses as compared to the same period in fiscal 2025 relates to timing of the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024, with the majority of costs being incurred during fiscal 2024, and during the first half of fiscal 2025 following the closure of all stores under the Plan in the first quarter of fiscal 2025. Substantially all of the costs under the restructuring plans have been incurred as of October 10, 2026. The Company estimates that it will incur additional expenses of approximately $5 million to $10 million through the remainder of fiscal 2026 related to the active restructuring plans. See Note 11. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Interest Expense

For the twelve weeks and forty weeks ended October 10, 2026, interest expense increased as compared to the same periods in fiscal 2025, due to an increase in the principal amount of interest bearing long-term debt from the debt issuance completed in the third quarter of fiscal 2025.

Other Income, Net

For the twelve weeks and forty weeks ended October 10, 2026, other income, net increased as compared to the same periods in fiscal 2025, due to higher interest income driven by (i) higher invested cash balances, reflecting the net proceeds from the issuance of $1.95 billion of Senior Unsecured Notes in the third quarter of fiscal 2025, and (ii) higher interest rates on our invested cash balances. This was partially offset by lower income recognized from the transition services agreement with Worldpac.

Income Tax Expense (Benefit)

For the twelve weeks ended October 10, 2026, the Company's provision for income taxes reflected an expense of $9 million, inclusive of a discrete charge in the period from return-to-provision adjustments related to the filing of prior-year returns, as compared to a benefit of $1 million for the same period during 2025. The change year-over-year was driven by an increase in net income. For the forty weeks ended October 10, 2026, the Company’s provision for income taxes reflected an expense of $40 million compared with an income tax benefit of $150 million for the same period in 2025. The income tax benefit in fiscal 2025 resulted from a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million, related to an internal legal entity restructuring event completed in the fiscal year treated as a taxable stock disposition for U.S. federal income tax purposes. As a result, the Company recognized a capital loss deduction which was utilized against capital gain income.

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash and cash equivalents and borrowing availability under the asset-based loan revolving credit facility (the "ABL Facility"). We generate cash through our operating activities and the Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, such as restructuring and asset optimization plans. In addition, cash is required to pay the Company’s dividends and to pay interest and principal on the Company’s long-term debt when due. The following table presents selected financial information related to the Company’s liquidity (in millions):

	October 10, 2026	January 3, 2026	Change
Cash and cash equivalents	$3,085	$3,123	$(38)
ABL Facility borrowing availability	894	896	(2)

Cash and cash equivalents decreased in the period, as net cash provided by operating activities of $311 million was offset by $200 million used for purchases of property and equipment, net of proceeds from sales; the final working capital payment made related to the Company's sale of Worldpac totaling $55 million; the payment of $45 million in dividends; and the repayment of $29 million of long-term debt.

The Company believes that its cash and cash equivalents and sources of liquidity will satisfy its working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future.

Analysis of Cash Flows

The Company’s cash flows from operating, investing and financing activities were as follows (in millions):

	Forty Weeks Ended
(in millions)	October 10, 2026	October 4, 2025
Net cash provided by (used in) operating activities	$311	$(118)
Net cash used in investing activities of continuing operations	(209)	(137)
Net cash used in investing activities of discontinued operations	(55)	—
Net cash (used in) provided by financing activities	(82)	1,559
Effect of exchange rate changes on cash	(3)	1
Net (decrease) increase in cash and cash equivalents	$(38)	$1,305

Operating Activities

For the forty weeks ended October 10, 2026, cash provided by operating activities changed favorably by $429 million compared with the same period of prior year. The increase as compared to the comparative period was due to lower cash charges related to the 2024 Restructuring Plan and other changes in net working capital.

Investing Activities

For the forty weeks ended October 10, 2026, cash flows used in investing activities of continuing operations increased by $72 million compared with the forty weeks ended October 4, 2025, with higher spend on property and equipment, net in the current period, as the Company continues to invest in information technology, supply chain, e-commerce, new greenfield store and distribution center sites and enhancements and/or major renovation projects of existing stores.

Net cash used in investing activities of discontinued operations for the forty weeks ended October 10, 2026, increased by $55 million compared with the forty weeks ended October 4, 2025, due to the timing of the final working capital payment made related to the Company's sale of Worldpac.

Financing Activities

For the forty weeks ended October 10, 2026, cash flows used in financing activities increased by $1.6 billion compared with the forty weeks ended October 4, 2025. In the third quarter of fiscal 2025, the Company received net proceeds of approximately $1.6 billion related to the issuance of the 2025 Senior Unsecured Notes and the redemption of the 5.90% 2026 Notes.

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

Long-Term Debt

As of October 10, 2026 and January 3, 2026, the Company had outstanding principal of long-term debt totaling $3.4 billion and $3.5 billion, respectively, with $350 million of outstanding principal due within the next twelve months related to the 1.75% Senior Unsecured Notes due October 1, 2027.

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

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of October 10, 2026 and January 3, 2026, approximately $2.3 billion of cash and cash equivalents was designated as Qualified Cash and are subject to customary “springing” control agreements, as described in the ABL Facility agreement.

As of October 10, 2026 and January 3, 2026, the Company had no outstanding borrowings under its ABL Facility. As of October 10, 2026 and January 3, 2026, the Company had $894 million and $896 million of borrowing availability, respectively, and $106 million and $104 million letters of credit outstanding, respectively, under the ABL Facility.

As of October 10, 2026 and January 3, 2026, the Company had no bilateral letters of credit issued separately from the ABL Facility agreement.

For further details, see Note 5. Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2025 Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of October 10, 2026, other than for the changes disclosed in the “Notes to the Condensed Consolidated Financial Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2025 Form 10-K.

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

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of October 10, 2026. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the third quarter ended October 10, 2026, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended October 10, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 19, 2026 to August 15, 2026	514	$56.55	—	$947
August 16, 2026 to September 12, 2026	4,452	$47.02	—	$947
September 13, 2026 to October 10, 2026	11,437	$42.55	—	$947
Total	16,403		—

(1)
All repurchases reported in this table relate to the withholding of shares upon the vesting of restricted stock units to settle income tax liabilities (“net settlement”). The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1 million, or an average price of $44.20 per share, during the third quarter of 2026.

ITEM 5. OTHER INFORMATION

During the third quarter of 2026, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024.	10-Q	3.2	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.1	8/14/2023
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	8/20/2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 5, 2026	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer